Form 10KSB/A
period 1995-05-31
EUROAMERICAN GROUP INC
filed 1995-09-28
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

             (Mark One)
             [X]  Annual Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 [Fee Required]

                       For the fiscal year ended May 31, 1995

             [_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

             For the transition period from ____________ to ____________.

                            Commission file number 0-17483


                               EUROAMERICAN GROUP INC.
                             (Name of small business issuer in its charter)


                 Delaware                                     13-3477824
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        50 Broad Street, Suite 516
            New York, New York                               10004
            (Address of principal executive offices)       (Zip Code)



   Issuer's Telephone Number (212) 269-6686


   Securities registered under Section 12(b) of the Exchange Act:

                       None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, par value $.001 per share

                               Page 1 of __ Pages
                            Exhibit Index on Page __


             Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.  Yes  X   No ____

             Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

             State issuer's revenues for its most recent fiscal year:
   $2,584,456

             State the aggregate market value of the voting stock held by non-affiliates of the registrant on August 23, 1995, computed by reference to the average of last bid and asked price on that date: $1,400,000.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


             The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of August 23, 1995, was 16,110,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

             As of May 31, 1995, the names and ages of the directors and executive officers of the Company and their positions with the Company, are as follows:

        Name           Age                      Positions

   Alexis Charamis     33   Chairman of the Board, Chief Financial Officer,
                            Chief Executive Officer and Director

   Steven C. Millner   34   Secretary and Director

   George Tsirivakos   32   Vice President and Director

             The principal occupations for the past five years (and, in some instances, for prior years) of each of the persons named above are as follows:

             Alexis Charamis - Mr. Charamis became a member of the Board of Directors in February 1995 pursuant to Memorandum of Understanding. See
   Item 1. In March 1995, he replaced Mr. H. Scharnowski as Chairman and Chief Executive Officer and is currently devoting substantially all of his business time to the Company and EAG SA (defined below). Mr. Charamis has been associated with the Company since 1990, when he formed EuroAmerican Group Hellas S.A. ("EAG SA") to act as the Company's independent representative in Greece. Since then he served as President and Managing Director of EAG SA. In addition, during the last five years, Mr. Charamis has been involved in investment banking and financial services in Greece. Since 1988, Mr. Charamis has been a partner in Interact SA, which is a correspondence office for Prudential Bache Securities in Athens, Greece, and until 1993 was actively involved in its business. In 1991, he formed Interact Securities SA, a Greek brokerage firm member of the Athens Stock Exchange and was a member of its board until late in 1994 when he sold his interest. In 1994, he was appointed member of the treasury and investment committees of the National Mortgage Bank of Greece, the third largest bank in that country, and currently serves as a member of the investment committee. Mr. Charamis holds a Bachelor of Arts from New York University in Economics and Political Science. In 1987 he took his Master of Science from the London School of Economics in the Politics of the World Economy.

             Steven C. Millner - Mr. Millner became the Company's Secretary and a member of the Board of Directors in March 1995. Mr. Millner was formerly the Company's Chief Financial Officer from August 1, 1992 through August 1993. Mr. Millner has been a partner in the accounting firm of Dalessio, Millner & Leben LLP since 1990. Prior to assuming that position, he was an audit manager at BDO Seidman, an international accounting firm, where he was employed from October 1983 to October 1989. Mr. Millner is a Certified Public Accountant licensed in the State of New York and holds a Bachelor of Science degree from Bentley College in Waltham, Massachusetts. By agreement with the Company's Board, Mr. Millner devotes approximately 10% to 15% of his time to the Company.

             George Tsirivakos - Mr. Tsirivakos became a Vice President of the Company and a member of the Board of Directors in March 1995. Mr. Tsirivakos has been associated with the Company as an independent consultant since 1988 providing systems consulting services. He served as the Company's Senior Vice President from September 1989 to May 1991, and as a Director from August 1990 to May 1991. Mr. Tsirivakos taught computer science at the Mathematics Institute of Greece from 1987 to 1988. Prior to that time, he was a student at the University of Patras in Rion, Greece, where he majored in electrical engineering and computer science and graduated in 1986 with a Bachelor's Degree in Voice Processing (computer-aided speech analysis/synthesis).

             Directors of the Company serve until the Company's next annual meeting of stockholders. The parties to the Memorandum of Understanding (see Item 1), who collectively beneficially own a majority of the outstanding Common Stock (see Item 11), have agreed that until January 1998 they will elect as directors of the Company Mr. Charamis, Mr. Millner and Mr. Tsirivakos and a designee of CAL. Mr. Millner is currently serving as CAL's designee.

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company believes that, during fiscal year 1995, the following persons did not make timely filings: Mr. Charamis (one report covering his initial ownership); Mr. Scharnowski (one report covering one transaction); and CAL (one report covering one transaction).

   Item 10.  Executive Compensation.

             The following table sets forth information about compensation from the Company for the executive officers (or former executive officers) shown below.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                Annual                            Compensation
                                           Compensation(1)          Other          Securities          All Other
          Name and        Fiscal                Salary             Annual      Underlying Options     Compensation
     Principal Position    Year                  ($)            Compensation    (No. of Shares)           ($)

    Alexis Charamis, CEO  1995(2)                 $21,546            -0-          2,755,384(3)            -0-

    Hubert Scharnowski,   1995(4)                  76,237        $12,152(4)            -0-                -0-
     CEO                  1994                     90,792         16,659(4)            -0-                -0-
                          1993                     84,437         18,711(4)            -0-                -0-

    George Tsirivakos,    1995                        -0-            -0-           500,000(5)             (6)
     Vice President       1994                        -0-            -0-           200,000(7)             (6)
                          1993                        -0-            -0-               -0-                (6)


   (1) All amounts were paid in DM and are translated at the rates used in preparing the Company's financial statements for year in question. No bonuses were paid during the periods set forth in the table.

   (2) Mr. Charamis began receiving annual compensation from the Company in February, 1995.

   (3) The shares subject to Mr. Charamis' option are 13.3333% of the outstanding shares, assuming the exercise of Mr. Charamis' option and all other options outstanding at time of such exercise. The shares shown are computed based on the outstanding shares and options as of September 1, 1995.

   (4) Mr. Scharnowski ceased receiving annual compensation from the Company in February 1995. Of the amounts under "Other Annual Compensation", approximately 75% were the cost of an automobile and the remainder were the cost of health insurance.

   (5) For additional information about these options, see "Stock Options" below.

   (6) During fiscal 1993-1995, Mr. Tsirivakos' services were provided to the Company by Tsirivakos Software, a company owned by Mr. Tsirivakos. For information about payments to Tsirivakos Software, see "Arrangements with Directors" below.

   (7) These options were cancelled in connection with the grant of options in fiscal 1995.


   Stock Options.

             The following table gives information about options granted in fiscal 1995 to the persons named in the Summary Compensation Table.


                                              OPTION GRANTS IN FISCAL 1995



                         Number of Securities        % of Total Options
                         Underlying                  Granted to                  Exercise
    Name                 Options Granted             Employees in Fiscal Year    Price         Expiration Date

    Alexis Charamis           2,755,384(1)                     84.6                $.20        January 23, 1999

    Hubert Scharnowski                -0-                       -0-                   --                 --

    George Tsirivakos           500,000(2)                     15.4                 (2)        September 15, 2003


   (1) See Note (3) to the Summary Compensation Table for the terms of Mr. Charamis' option.

   (2) The option becomes exercisable at a rate of l00,000 shares per year on each of the next five anniversaries of June 30, 1995, with the initial 100,000 shares exercisable on June 30, 1996. The exercise price for these initial 100,000 shares is $.20 per share and increases by $.10 on each anniversary for the shares becoming exercisable on such anniversary. The option is not exercisable after the termination of the Consulting Agreement with Tsirivakos Software described under "Arrangements with Directors" below.

             No options were exercised during fiscal 1995. The following table presents certain information about options held at the end of fiscal 1995 by the executive officers named in the Summary Compensation Table. The value of unexercised in-the-money options has been computed by the difference between (i) the average of the closing low bid and high asked prices for the Common Stock on May 31, 1995 ($.21875) and (ii) the option price.

                          FISCAL YEAR-END OPTION VALUES

                         Number of Securities
                         Underlying Unexercised
                         Options/SARs at           Value of Unexercised In-
                         Fiscal Year-End           the-Money Options at
                         Exercisable/              Fiscal Year-End
    Name                 Unexercisable             Exercisable/Unexercisable


    Alexis Charamis             2,755,384/0                $51,663/0
    Hubert Scharnowski              0/0                       0/0
    George Tsirivakos            0/500,000                  0/$1,875


   Report by Messrs. Charamis, Millner and Tsirivakos on Repricing of
   Options.

             Under the Memorandum of Understanding prior to its amendment, the price of Mr. Charamis' option included in the Option Grants in Fiscal 1995 table above was $.35 per share. In connection with the Company's private placement described in the Notes to the Company's Consolidated Financial Statements for fiscal 1995, the exercise price of the option was reduced to $.20 per share, which was the price per share in the private placement. The exercise price of CAL's option granted under the Memorandum of Understanding was also reduced to $.20 per share.

             Pursuant to an oral agreement reached in fiscal 1995, in September 1995, Mr. Tsirivakos was granted options for 500,000 shares as indicated in the Option Grants in Fiscal 1995 table above. In connection with this grant, his existing option for 200,000 shares exercisable at $.50 per share and expiring on September 23, 2003 was cancelled. The initial 100,000 share portion of the options for 500,000 shares were granted at the same price per share as in the private placement, with the price increasing in $.10 per share increments as described in note (2) to the Option Grants in Fiscal 1995 table.

   Arrangements With Directors.

             From the beginning of fiscal 1994 until December 1994 when the contract expired, Mr. Scharnowski had an employment agreement with the Company which provided for annual base compensation of DM 144,000 ($102,000 using exchange rates in effect at May 31, 1995), plus an annual bonus of between 3% and 5% based on the Company's net profits. In addition, Mr. Scharnowski was entitled to an automobile, certain health insurance reimbursements and certain expense account allowances. Under the Memorandum of Understanding, (i) Mr. Scharnowski was retained as a consultant for a period beginning upon termination of his employment with the Company and ending in January 1996 for compensation of DM 12,000 per month ($8,500), and (ii) Mr. Scharnowski was retained as managing director of the Brokerage Business (see Item 1) for three years and he was entitled to compensation of 15% of the Brokerage Business' net commissions during the second and third years. No payments were made under these arrangements and they were cancelled in connection with the sale of the Brokerage Business.

             During the fiscal year ended May 31, 1993, 1994 and 1995, the Company made payments to Tsirivakos Software, a company owned by Mr. Tsirivakos, of DM 193,200 ($121,813 using the exchange rate used in the preparation of the Company's financial statements for that year), DM 289,800 ($175,967) and DM 280,600 ($198,076), respectively. Tsirivakos
   Software provided the services of Mr. Tsirivakos, among other persons, to the Company. Under a Consulting Agreement entered into as of August 1, 1995, Tsirivakos Software is providing services for a monthly fee of DM 6,000 ($4,235 using the exchange rate in effect at May 31, 1995). The agreement may be terminated by the Company for cause (as defined in the agreement) and has a term expiring on July 31, 2000. The options granted to Mr. Tsirivakos referred to in note (2) to the Option Grants in Fiscal 1995 table were granted under this agreement. The agreement also provides that on each June 30 in which the agreement is in effect (beginning June 30, 1996) the Company will award Mr. Tsirivakos a number of shares of Common Stock having a value of $15,000, determined by the average of the closing bid and asked prices (but not less than $.20 per share) during the 30 days prior to the award.

             In addition, EFI GmbH and Mr. Tsirivakos are parties to an employment agreement entered into as of August 1, 1995. Under this agreement, Mr. Tsirivakos is employed as the managing director of EAG-FI for an indefinite term, subject to the right of each party to terminate the agreement on three months notice, effective as of the end of the calendar quarter following notice. Mr. Tsirivakos is entitled to an annual salary of DM 108,000 ($76,000 using exchange rates in effect on May 31, 1995). He is also entitled to the use of an automobile provided by EAG-FI and reimbursement for the cost of health insurance for himself and his minor children.

             Directors do not receive any separate compensation for their services as directors.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management.

             The following table sets forth, as of September 1, 1995, information about the beneficial ownership of Common Stock by (i) each person known to the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company and each executive officer named in the Summary Compensation Table (See Item 10), and (iii) all executive officers and directors of the Company as a group. Except as indicated above, all shares are owned with the sole voting and investment power.

    Name and Address of                   Number of      Percentage (a)
    Beneficial Owner                      Shares

    CAL International Limited (b)          9,300,000(c)       54.4
    P.O. Box 83
    Ordnance House
    31 Pier Road, St. Helena
    Jersey, United Kingdom

    Hubert Scharnowski/SABHU               2,300,000          14.3
    c/o Scharnowski GmbH
    Sodener Str. 12
    63454 Hanover
    Germany

    Alexis Charamis                        2,755,483(d)       14.6(e)
    c/o Euro American Group Hellas S.A.
    5, Milioni Street
    10673 Athens, Greece

    Eurotech Invest. Ltd.                  1,750,000          10.9
    80 Broad Street
    Monrovia, Liberia

    Steven C. Millner                        800,000(f)        4.7
    c/o Dalessio, Millner & Leben LLP
    245 Fifth Avenue
    New York, New York  10016

    George Tsirivakos                         50,000           0.3
    c/o EAG Financial Information GmbH
    Hanauer Landstrasse 208-216
    D-60314 Frankfurt am Main
    Germany

    All directors and executive officers   3,605,483          18.3
    as a group (3 persons)(g)


   (a) Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares subject to options that are exercisable within 60 days are treated as owned by the holder of the option and are added to Common Stock outstanding for purposes of calculating the percentage of the Common Stock beneficially owned by that person.

   (b) Klaus Hebben beneficially owns all of the capital stock of CAL.

   (c) Includes 1,000,000 shares subject to an option.

   (d) All of these shares are issuable upon exercise of an option. In addition to the shares of Common Stock described above, Doupsi Investment Corporation ("Doupsi"), a company in which Mr. Charamis's wife and brother own a majority of the stock and in which Mr. Charamis is an officer and a director, owns 70,000 shares of Common Stock.

   (e) The percentage ownership for Mr. Charamis exceeds 13.3333% because, in accordance with Rule 13d-3 which is described in footnote (a), shares issuable on exercise of options in addition to Mr. Charamis' option are not included in the percentage calculation. However, such shares are included in determining the number of shares subject to Mr. Charamis' option.

   (f) All of these Shares are issuable upon exercise of an option.

   (g) Mr. Millner is serving as a director as a designee of CAL. Mr. Millner has advised the Company that he is not a representative of CAL and has no understandings with CAL regarding his service as a director.
   Common Stock owned by all directors and executive officers as a group does not include Common Stock beneficially owned by CAL.

             For description of the Memorandum of Understanding, See Item 1.

   Item 12.  Certain Relationships and Related Transactions.

             The accounting firm of Dalessio, Millner & Leben LLP, of which Mr. Millner, the Company's Secretary and a Director, is a partner, charged $45,000 during fiscal 1995 and $48,000 during fiscal 1994 for accounting and bookkeeping services rendered to the Company. Services of a similar nature are being provided during the current fiscal year.

             EAG SA, of which Mr. Charamis is the principal stockholder, is the Company's sales agent in Greece. During fiscal 1995 and 1994, EAG SA made payments to the Company of $78,860 and $72,662, respectively, for license fees and for hardware used in systems. Under the terms of the agency agreement, EAG SA is entitled to 50% of all revenues from Satquote customers in Greece. Revenues are determined before reduction for fees paid to the Athens Stock Exchange paid by EAG SA on behalf of the Company from the Company's share of revenues.

             As described in Note 3 to the Consolidated Financial Statements for fiscal 1995, the Company sold the assets of the Brokerage Business to Mr. Scharnowski in April 1995.

             Under Memorandum of Understanding, Mr. Charamis and CAL were granted options to purchase Common Stock. See Items 1 and 10. As part of a private placement of Common Stock that commenced on April 1995, (i) CAL purchased 2,500,000 shares of Common Stock at a price of $.20 per share and (ii) Eurotech Invest. Ltd. purchased 1,750,000 shares of Common Stock at a price of $.20 per share. In certain circumstances, the Company has granted CAL, Eurotech Invest. Ltd and the other purchasers in the offering registration rights covering the shares purchased.

             In June 1994, Doupsi purchased 70,000 shares of Common Stock from the Company for a cash purchase price of $1.00 per share.

             During fiscal 1994, the Company repaid $293,663 to CAL, which amount had previously been advanced to the Company by CAL.

             With respect to "parents" of the Company, see Item 11 and the description of the Memorandum of Understanding in Item 1.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EUROAMERICAN GROUP INC.



                                      By /s/ Steven C. Millner
                                         Steven C. Millner
                                         Director

                                      Date:  September 28, 1995

                                  EXHIBIT INDEX

                             EuroAmerican Group Inc.

                                   Form 10-KSB
                                (Amendment No. 2)

   Exhibit No.                        Description                   Page No.


      3.1    Certificate of Incorporation of the Company, as amended .  (5)

      3.2    By-Laws of the Company  . . . . . . . . . . . . . . . . .  (1)

      10.1   1988 Stock Incentive Plan . . . . . . . . . . . . . . . .  (1)

      10.2   Lease for the Company's office in Frankfurt, Germany  . .  (1)

      10.3   Form of Indemnification Agreement with the Company's
             Officers and Directors  . . . . . . . . . . . . . . . . .  (1)

      10.4   Asset Purchase Agreement by and between Scharnowski,
             GmbH and EAG Financial Services GmbH  . . . . . . . . . .  (2)

      10.5   Memorandum of Understanding, dated January 23, 1995,
             among the Company, Hubert Scharnowski, SABHU Inc.,
             Alexis Charamis, George Tsirivakos, CAL International
             Limited, CAL Futures Limited and Eurotech Invest. Ltd . .  (3)

      10.6   Amendment to Memorandum of Understanding  . . . . . . . .  (4)

      10.7   Employment Agreement between EAG Financial
             Informations GmbH, and George Tsirivakos  . . . . . . . .

      10.8 Consulting and Share contract between the Company, EAG Financial Informations GmbH, and George Tsirivakos . . .

      22          Subsidiaries of the Company  . . . . . . . . . . . .  (5)

   __________________________

   (1) Incorporated by reference to the Company's Registration Statement (No. 33-21805).

   (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter year ended February 28, 1995.

   (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.

   (4)  Incorporated by reference to Amendment No. 2 to the Statement on
        Schedule 13D of CAL International Limited filed with respect to the Company.

   (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.