Form 10QSB
period 1995-08-31
EUROAMERICAN GROUP INC
filed 1995-10-16
CIK 832443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

   /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________________ TO _______________________

                                                 Commission File No.  0-17483

                            EUROAMERICAN GROUP INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                          13-3477824
   (State or other jurisdiction of)                         (I.R.S. Employer
                                                          Identification No.)

        50 Broad Street, Suite 516
             New York, New York                                      10004
   (Address of principal executive offices)                        (zip code)

                                 (212) 269-6686
                           (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    X     No

   The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of October 1, 1995 was 16,060,000.

                    EUROAMERICAN GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                          August 31, 1995
                                                            (Unaudited)
   CURRENT ASSETS:
     Cash                                                   $   143,493
     Accounts receivable, net of allowance                       84,491
     Inventory                                                  264,396
     Foreign taxes receivable                                    98,968
     Prepaid expenses and other                                  33,222
                                                               --------
        TOTAL CURRENT ASSETS                                    624,570

   PROPERTY AND EQUIPMENT, less accumulated
    depreciation                                               128,077

   SOFTWARE DEVELOPMENT COSTS, less
    accumulated amortization                                   170,514

   DEPOSITS AND OTHER ASSETS                                    38,804
                                                               -------
             TOTAL ASSETS                                   $  961,965
                                                               =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $ 1,041,520
     Customer deposits and unearned revenue                    136,741
     Other                                                      50,000
                                                           -----------
             TOTAL CURRENT LIABILITIES                       1,228,261
                                                           -----------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock ($.001 par value; 2,000,000 shares
       authorized; none issued)                                   -
     Common stock ($.001 par value; 35,000,000 shares
       authorized; 16,060,000 issued and outstanding)          16,060
     Additional paid-in capital                             4,021,669
     Accumulated deficit                                   (4,212,102)
     Cumulative translation adjustment                        (91,923)
                                                          -----------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (266,296)
                                                          -----------
             TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                            $   961,965
                                                          ===========

             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For The Three Months Ended
                                                      August 31, 1995
                                                   1995            1994
   REVENUES:
     License and exchange fees                 $   519,265     $   501,650
     Net system sales                               43,693         381,309
     Other                                          10,002          11,707
                                               -----------     -----------
        TOTAL REVENUES                             572,960         894,666
                                               -----------     -----------
   COSTS AND EXPENSES:
     Cost of Sales:
       Market data and communication costs         423,629         481,817
       Cost of system sales                         33,657         177,663
                                               -----------     -----------
        TOTAL COST OF SALES                        457,286         659,480

     Selling, general and administrative           302,214         358,347
     Research and development                       81,427          52,708
                                               -----------     -----------
        TOTAL EXPENSES                             840,927       1,070,535
                                               -----------     -----------
   LOSS FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX BENEFIT AND DISCONTINUED
     OPERATIONS                                   (267,967)       (175,869)

   INCOME TAX BENEFIT                                 -             12,600
                                               -----------     -----------
   LOSS FROM CONTINUING OPERATIONS
    BEFORE DISCONTINUED OPERATIONS                (267,967)       (163,269)
                                               -----------     -----------
   DISCONTINUED OPERATIONS:

     Income from discontinued operations
       (net of taxes of $0 and $12,600)               -             24,694
                                               -----------     -----------
   NET LOSS                                    $  (267,967)    $  (138,575)
                                               ===========     ===========
   NET INCOME (LOSS) PER SHARE:
     Continuing operations                     $     (.02)     $      (.01)
     Discontinued operation                           -               -
                                               ----------      -----------
                                               $     (.02)     $      .(01)
                                               ==========      ===========
   WEIGHTED AVERAGE SHARES
    OUTSTANDING                                16,060,000       11,960,000
                                               ==========      ===========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For The Three Months Ended
                                                        August 31,
                                                  1995            1994

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                 $(267,967)     $(138,575)
                                                ---------      ---------
     Adjustments to reconcile net (loss)
       to net cash provided by (used in)
       operating activities:
     Depreciation and amortization                 61,287         34,699
       Changes in assets and liabilities:
     (Increase) decrease in:
       Inventory                                   21,346        (65,416)
       Accounts receivable                         13,480         15,698
       Foreign tax receivable                     ( 4,446)        22,824
       Prepaid and other                          (32,990)         5,892
     Increase (decrease) in:
       Accounts payable and accrued expenses     (182,964)       172,821
       Other liabilities                             -           (97,625)
                                                ---------      ---------
             Total adjustments                   (124,287)        88,893
                                                ---------      ---------
             Net cash provided by (used in)
               operating activities              (392,254)       (49,682)
                                                ---------      ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Collection of stock subscription
       receivable                                 250,000         70,000
     Payments of stockholder advances                -           (16,983)
     Repayments under capitalized leases             -            (2,016)
                                                ---------      ---------
             Net cash provided by (used in)
               financing activities               250,000         51,001
                                                ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                          (5,010)       (17,615)
                                                ---------      ---------
             Net cash (used in) investing
               activities                          (5,010)       (17,615)
                                                ---------      ---------
   EFFECT OF EXCHANGE RATES ON CASH                35,579         14,219
                                                ---------      ---------
   NET INCREASE (DECREASE) IN CASH               (111,685)        (2,077)

   CASH, BEGINNING OF PERIOD                      255,178        296,384
                                                ---------      ---------
   CASH, END OF PERIOD                          $ 143,493      $ 294,307
                                                =========      =========




             See Selected Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE THREE MONTHS ENDED  AUGUST 31, 1995
                                                             (UNAUDITED)


                            Common Stock
                            $.001 par value       Additional                      Cumulative
                          Number of                paid-in        Accumulated     Translation
                           Shares      Amount      Capital          Deficit       Adjustment         Total

   BALANCE
    June 1, 1995          16,010,000   $16,010    $4,011,719     $(3,944,135)      $(137,570)   $ (53,976)

   Net loss                     -         -            -            (267,967)          -         (267,967)

   Foreign currency
    translation
    adjustment                  -         -            -               -              45,647       45,647

   Issuance of common
    stock in satisfac-
    tion of liabilities       50,000        50         9,950           -               -           10,000
                          ----------   -------    ----------     ----------        --------     ---------
   Balance,
    August 31, 1995       16,060,000   $16,060    $4,021,669     $(4,212,102)      $ (91,923)   $(266,296)
                          ==========   =======    ==========     ===========       =========    =========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP INC. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet as of August 31, 1995 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the three months ended August 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1995 and for all periods presented have been made. The results of operations for the period ended August 31, 1995 are not necessarily indicative of the operating results for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principals have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended May 31, 1995.

   NOTE 2 - INVENTORIES

        Inventory, consisting of electronic components, is stated at the lower of cost (FIFO) or market.

   NOTE 3 -  RECLASSIFICATIONS

        Certain classifications have been made to the 1994 financial statements to conform with the current period presentation.

   NOTE 4 -  DISCONTINUED OPERATIONS

        At a Board of Directors meeting held in March 1995, the Board approved the sale of certain assets of the Company's brokerage business (the "Discontinued Business") to Mr. Hubert Scharnowski, the Company's former Chairman and Chief Executive Officer and who was at the time a member of the Board of Directors (Mr. Scharnowski subsequently resigned), for 700,000 shares of the Company's common stock owned by Mr. Scharnowski and certain releases from employment and other consulting agreements with Mr. Scharnowski.

        The assets sold consisted of fixed assets with nominal carrying value and the brokerage customer list which value was not reflected on the Company's books and records. The Company recognized a gain of approximately $73,000 net of related costs and income taxes in fiscal 1995. Operating results for the Discontinued Business for the periods presented are shown separately in the accompanying statements of operations.

                                           Three Months Ended
                                               August 31,
                                         1995            1994

                                       $   -           $123,921
                                       ========        ========

        The above amounts are not included in net revenues in the accompanying statements of operations.

   NOTE 5 - CONSULTING AGREEMENT

        As of August, 1995, the Company entered into a consulting agreement with Mr. George Tsirivakos (an Officer and Director of the Company) and his affiliate Tsirivakos Software for the period August 1, 1995 to July 31, 2000 at a monthly rate of 6000 Marks ($4,100 using exchange rates in effect at August 31, 1995). On each June 30 on which this contract is in effect and not terminated (beginning June 30, 1996), EAG shall award Mr. Tsirivakos a number of shares of common stock equal to the quotient of dividing $15,000 by the average of the closing bid and asked prices of the stock as reported by the principal market in which the Company's common stock trades for the thirty (30) days prior to the June 30 in question, but in no event less then $.20 per share.

        Furthermore, the Company granted Mr. Tsirivakos an option to purchase an aggregate of 500,000 shares of common stock, exercisable in whole or in part after the dates set forth below:

        Number of
          Shares                   First Date Exercisable           Price

         100,000                      June 30, 1996              U.S. $.20
         100,000                      June 30, 1997              U.S. $.30
         100,000                      June 30, 1998              U.S. $.40
         100,000                      June 30, 1999              U.S. $.50
         100,000                      June 30, 2000              U.S. $.60

        Also in August 1995, the Company entered into an employment agreement with Mr. Tsirivakos for an indefinite period at an annual compensation of 108,000 Marks ($74,000 using exchange rates in effect at August 31, 1995).

   NOTE 6 -  ISSUANCE OF COMMON STOCK

        In fiscal 1995, the Company issued 50,000 shares of common stock to a consultant in satisfaction of $10,000 in liabilities owed to the consultant.

   NOTE 7 -  GOING CONCERN

        As reflected in the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficiency. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company's liquidity and capital resources to date have been provided from proceeds from sales of equity, trade credit and, to a limited extent, operating activities. As discussed under Item 2, the Company currently requires additional financing. Management is exploring possible sales of equity or issuance of debt to enable the Company to continue in existence. There can be no assurance that the Company will be able to raise additional capital or that if capital is available it will be available on favorable terms.

   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations

   Three months ended August 31, 1995 compared to the three months ended August 31, 1994

   In the first quarter of fiscal 1996 the Company reported a loss from continuing operations of $267,967 as compared with a loss of $163,269 in fiscal 1995.

   The Company's overall revenues decreased from $894,666 in the first quarter of fiscal 1995 to $572,960 for the comparable period in fiscal 1996, a decrease of $321,706 or 36%. The decrease in revenues in 1996 as compared with 1995 is principally due to a one-time large sale of hardware in 1995 to a single customer which did not recur in 1996. As a result, hardware sales decreased by $337,616 or 89% in the first quarter of fiscal 1996 as compared with fiscal 1995. License fees from the Satquote system increased by approximately $17,615 or 4%.

   Overall expenses decreased from $1,070,535 first quarter of fiscal 1995 to $840,927 for the comparable period in fiscal 1996, a decrease of $229,608 or 22%. Direct expenses relating to revenues decreased by $202,194 or 31%. This decrease is primarily related to a decrease in cost of sales attributable to the sale of hardware in the first quarter of fiscal 1995 which did not recur in 1996. Selling, general and administrative expenses decreased by $56,133 or 16% in the first quarter of fiscal 1996 as compared with fiscal 1995. The decrease is primarily due to cost reductions implemented in the last quarter of fiscal 1995.

   In the first quarter of fiscal 1996, the Company incurred approximately $81,000 of research and development costs as compared with approximately $53,000 in the comparable period of fiscal 1995, a $28,000 increase or 53%. The increase is primarily related to the shift from capitalized software development to research and development in 1996.

   The Company believes that the results of operations are in line with the restructuring program effected in the third quarter of fiscal 1995 as further detailed in the Form 10-KSB for the year ended May 31, 1995.

   Financial Condition and Liquidity

   As a result of the Company's continued losses, deficiency in working capital, and relatively high level of payables, its independent public accountants have included an explanatory paragraph in their audit report on the Company's May 31, 1991 financial statements regarding the Company's ability to continue as a going concern.

   Historically, the Company's liquidity and capital resources have been provided from proceeds from sales of equity, trade credit and, to a limited extent, operating activities. The Company does not have any lines of credit, long-term debt, or other credit facilities other than day-to-day credit extended by its suppliers.

   The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company currently requires additional financing to continue to operate. No such financing has yet been secured and management intends to seek such financing through the sale of equity or debt. There can be no assurance such financing will be obtained.

                           PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

             (a) On June 13, 1995, the Company sent an information statement to the holders of its Common Stock notifying such holders that a majority of the shares of Common Stock intended to amend the Company's Certificate of Incorporation by consent action (i) to increase the number of shares of Common Stock from 15,000,000 shares to 35,000,000 shares and the number of shares of Preferred Stock from 1,000,000 shares to 2,000,000 shares, and (ii) to provide that the number of directors of the Company is such number, between three and five, as is specified in the By-laws. These amendments were effected on July 13, 1995.

             (b)       Not applicable.

             (c) The holders of 7,800,000 shares of Common Stock, representing 52.8% of the outstanding shares on July 13, 1995, consented in writing to the foregoing amendments.

   Item 6.  Exhibits and Reports on Form 8-K.

             (a)       Exhibits:

                        3    Certificate of Incorporation, as amended.

                       27    Financial Data Schedule.

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EUROAMERICAN GROUP INC.



   Date:  October 16, 1995          By: /s/Alexis Charamis
                                        Alexis Charamis, Chairman of
                                        the Board and Chief Executive Officer
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.               Description

        3 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB for the year ended May 31, 1995).

       27              Financial Data Schedule