Form 10QSB
period 1995-11-30
EUROAMERICAN GROUP INC
filed 1996-01-16
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995.

   [_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________.

                                         Commission file number    0-17483


                             EUROAMERICAN GROUP INC.
        (Exact name of small business issuer as specified in its charter)


                       Delaware                      13-3477824
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.)

                           50 Broad Street, Suite 516
                            New York, New York  10004
                    (Address of principal executive offices)


                                 (212) 269-6686
                           (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
   past 90 days.         Yes     X             No ________

        The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of January 1, 1996, was 16,060,000.

                              Page __ of ___ Pages

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                          November 30, 1995
                                                             (Unaudited)
   CURRENT ASSETS:
     Cash                                                      $ 186,819
     Accounts receivable, net of allowance                        92,228
     Inventory                                                   262,910
     Foreign taxes receivable                                     81,861
     Prepaid expenses and other                                   32,717
                                                                --------
        TOTAL CURRENT ASSETS                                     656,535

   PROPERTY AND EQUIPMENT, less accumulated depreciation         118,215

   SOFTWARE DEVELOPMENT COSTS, less accumulated amortization     140,632

   DEPOSITS AND OTHER ASSETS                                      39,074
                                                                --------
            TOTAL ASSETS                                       $ 954,456
                                                                ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $ 978,598
     Customer deposits and unearned revenue                       82,779
     Other                                                        66,617
                                                                --------
            TOTAL CURRENT LIABILITIES                          1,127,994
                                                               ---------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock ($.001 par value; 2,000,000 shares
       authorized)
     Series A Preferred Stock (167,500 shares issued and
       outstanding) (liquidation preference $335,000)
     Common stock ($.001 par value; 35,000,000 shares                167
       authorized; 16,060,000 shares issued and outstanding)      16,060
     Additional paid-in capital                                4,356,502
     Accumulated deficit                                      (4,432,720)
     Cumulative translation adjustment                          (113,547)
                                                               ----------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (173,538)
                                                               ----------
            TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                                 $  954,456
                                                               ==========


             See Selected Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                            For The Six Months Ended     For The Three Months Ended
                                                   November 30,                 November 30,
                                               1995           1994           1995            1994
   REVENUES:
     License and exchange fees             $  805,889     $1,011,911     $  385,192     $  510,261
     Net system sales                         138,089        521,830         75,839        140,521
     Other                                     19,539         28,197          4,680         16,490
                                           ----------     ----------     ----------     ----------
        TOTAL REVENUES                        963,517      1,561,938        465,711        667,272
                                           ----------     ----------     ----------     ----------
   COSTS AND EXPENSES:
     Cost of Sales:
       Market data and communication
         costs                                672,132        750,660        319,157        345,587
       Cost of system sales                    72,137        373,383         42,980        195,720
                                           ----------     ----------     ----------     ----------
        TOTAL COST OF SALES                   744,269      1,124,043        362,137        541,307

     Selling, general and administrative      575,397        905,989        273,003        472,199
     Research and development                 132,436         91,681         51,189         38,973

                                           ----------     ----------     ----------     ----------
        TOTAL EXPENSES                      1,452,102      2,121,713        686,329      1,052,479
                                           ----------     ----------     ----------     ----------

   LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX BENEFIT AND
    DISCONTINUED OPERATIONS                  (488,585)      (559,775)      (220,618)      (385,207)

   INCOME TAX BENEFIT                            -            28,075           -            15,477
                                           ----------     ----------     ----------     ----------
   LOSS FROM CONTINUING OPERATIONS
    BEFORE DISCONTINUED OPERATIONS           (488,585)      (531,700)      (220,618)      (369,730)
                                           ----------     ----------     ----------     ----------
   DISCONTINUED OPERATIONS:
     Income from discontinued operations
      (net of taxes of $0, $28,075, $0
       and $15,477)                              -            52,130           -            28,743
                                           ----------     ----------     ----------     ----------
   NET  LOSS                               $ (488,585)    $ (479,570)    $ (220,618)    $ (340,987)
                                           ==========     ==========     ==========     ==========
   NET INCOME (LOSS) PER SHARE:
     Continuing operations                 $     (.03)    $     (.04)    $     (.01)    $     (.03)
     Discontinued operations                     -              -              -              -
                                           ----------     ----------     ----------     ----------
                                           $     (.03)    $     (.04)    $     (.01)    $     (.03)
                                           ==========     ==========     ==========     ==========
   WEIGHTED AVERAGE SHARES OUTSTANDING     16,060,000     11,960,000     16,060,000     11,960,000
                                           ==========     ==========     ==========     ==========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 For The Six Months Ended
                                                       November 30,
                                                   1995           1994

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                 $(488,585)     $(479,570)
                                                ---------      ---------
     Adjustments to reconcile net (loss)
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization            105,443         63,764
     Changes in assets and liabilities:
       (Increase) decrease in:
         Inventory                                 24,965          5,770
         Accounts receivable                        6,325        (16,955)
         Foreign tax receivable                    14,437         11,813
         Prepaid and other                        (31,940)           787
       Increase (decrease) in:
         Accounts payable and accrued
              expenses                           (314,728)       406,731
         Other liabilities                         16,960        (97,590)
                                                ---------      ---------
             Total adjustments                   (178,538)       374,320
                                                ---------      ---------
             Net cash provided by (used in)
               operating activities              (667,123)      (105,250)
                                                ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of Preferred Stock        335,000           -
     Collection of stock subscription
       receivable                                 250,000         70,000
     Payments of stockholder advances                -           (17,260)
     Repayments under capitalized leases             -            (4,765)
                                                ---------      ---------
             Net cash provided by financing
               activities                         585,000         47,975
                                                ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                          (5,900)       (92,298)
                                                ---------      ---------
             Net cash (used in) investing
               activities                          (5,900)       (92,298)
                                                ---------      ---------
   EFFECT OF FOREIGN EXCHANGE RATES ON CASH        19,664         27,987
                                                ---------      ---------
   NET (DECREASE) IN CASH                         (68,359)      (121,586)

   CASH, BEGINNING OF PERIOD                      255,178        296,384
                                                ---------      ---------
   CASH, END OF PERIOD                          $ 186,819      $ 174,798
                                                =========      =========

             See Selected Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE SIX MONTHS ENDED  NOVEMBER 30, 1995
                                                             (UNAUDITED)

                          Preferred Stock             Common Stock
                          $.001 par value            $.001 par value

                                                                                        Additional                  Cumulative
                                                                                        paid-in        Accumulated  Translation
                     Number      Amount        Number         Amount      Capital       Deficit        Adjustment   Total
    Balance,
     June 1, 1995        -        $  -        16,010,000      $16,010    $4,011,719    $(3,944,135)    $(137,570)    $(53,976)

    Net loss             -           -            -              -             -          (488,585)         -        (488,585)

    Foreign
     currency
     translation
     adjustment          -           -            -             -             -               -           24,023       24,023

    Issuance of
     common stock
     in satisfaction
     of liabilities      -           -            50,000           50         9,950          -             -           10,000

    Issuance of
     preferred stock  167,500      167            -               -         334,833          -             -          335,000
                      -------      ---        ----------      -------       -------     -----------      -------      --------

    Balance,
     November 30,
     1995             167,500     $167        16,060,000      $16,060    $4,356,502    $(4,432,720)    $(113,547)   $(173,538)
                      =======      ===        ==========      =======    ==========    ============    ==========   ==========


             See Selected Notes to Consolidated Financial Statements

   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The consolidated balance sheet as of November 30, 1995 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the six months ended November 30, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made. The results of operations for the period ended November 30, 1995 are not necessarily indicative of the operating results for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principals have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's May 31, 1995 filing on Form 10-KSB.

   NOTE 2 - INVENTORIES

        Inventory, consisting of electronic components, is stated at the lower of cost (FIFO) or market.

   NOTE 3 -  RECLASSIFICATIONS

        Certain classifications have been made to the prior period financial statements to conform with the current period presentation.

   NOTE 4 -  DISCONTINUED OPERATIONS

        At a Board of Directors meeting held in March 1995, the Board approved the sale of certain assets of the Company's brokerage business (the "Discontinued Business") to Mr. Hubert Scharnowski, the Company's former Chairman and Chief Executive Officer and who at the time was a current member of the Company's Board of Directors, for 700,000 shares of the Company's common stock owned by Mr. Scharnowski and certain releases from employment and other consulting agreements with Mr. Scharnowski.

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

                              Six Months Ended       Three Months Ended
                                  November 30,          November 30,

                            1995          1994         1995      1994

                          $   -         $254,632     $   -     $130,711
                          ========      ========     ========  ========


        The above amounts are not included in net revenues in the accompanying statements of operations.

   NOTE 5 - CONSULTING AGREEMENT

        As of August 1995, the Company entered into a consulting agreement with Mr. George Tsirivakos (an Officer and Director of the Company) and his affiliate Tsirivakos Software for the period August 1, 1995 to July 31, 2000 at a monthly rate of 6000 Marks (approximately $4,100 using exchange rates in effect at November 30, 1995). On each June 30 on which this contract is in effect and not terminated (beginning June 30, 1996), EAG shall award Mr. Tsirivakos a number of shares of common stock equal to the quotient of dividing $15,000 by the average of the closing bid and asked prices of the common stock as reported by the principal market in which the Company's common stock trades for the thirty (30) days prior to the June 30 in question, but in no event less then $.20 per share.

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

        Also in August 1995, the Company entered into an employment agreement with Mr. Tsirivakos for an indefinite period at an annual compensation of 108,000 Marks (approximately $74,000 using exchange rates in effect at November 30, 1995).

   NOTE 6 -  GOING CONCERN

        As reflected in the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficiency. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company's liquidity and capital resources to date have been provided from proceeds from sales of equity, trade credit and, to a limited extent, operating activities. The Company requires additional financing. Management may explore possible additional sales of equity or issuance of debt to enable the Company to continue in existence. There can be no assurance that the Company will be able to raise additional capital or that if capital is available it will be on favorable terms.

   NOTE 7 -  STOCKHOLDERS' EQUITY

   (A)  Common Stock

        In fiscal 1995, the Company issued 50,000 shares of common stock to a consultant in satisfaction of $10,000 in liabilities owed to the consultant.

   (B)  Preferred Stock

        In November 1995, the Board of Directors designated 325,000 shares of the Company's Preferred Stock, $.001 par value, as Series A Non-Voting Convertible Senior Preferred Stock ("Series A Preferred Stock"), with the rights and preferences described below.

        The Series A Preferred Stock is not entitled to vote and is not entitled to any dividends. On November 30, 1997 (the "First Redemption Date"), the Company shall be entitled to, and on November 30, 1998 (the "Final Redemption Date"), the Company shall, redeem all but not less than all of the Series A Preferred Stock. The Company may, at its election, redeem Series A
        Preferred Stock in shares of common stock ("Shares") on the First Redemption Date, except that the Company may not redeem the Series A Preferred Stock in Shares on the First Redemption Date unless the
        Net Income Test (defined below) is met. If redemption is made in cash, the redemption price is $2.00 per share plus $.32 per share if redeemed on the First Redemption Date, and $.48 per share if redeemed on the Final Redemption Date. If redemption is made in Shares, (i) if the Net Income Test is met, the number of Shares issued for each share of Series A Preferred Stock shall be equal to the quotient of dividing $2.00 by 90% of the Average Price (defined below), and (ii) if the Net Income Test is not met, the number of Shares is equal to the Conversion Rate (defined below). "Net Income Test" means that the Company's consolidated net income, determined in accordance with generally accepted accounting principles, for the last fiscal year ending prior to the date of the redemption, is at least $750,000. "Average Price" means the average of the reported closing high bid and low asked prices per Share for the 30 trading days ending 15 days prior to the Corporation's Notice of Redemption in the principal market in which the Shares are then traded.

        The Series A Preferred Stock is convertible into Shares at the option of the holder on November 30, 1996 and on the First Redemption Date and the Final Redemption Date at the following rates (the "Conversion Rate"): 8 Common Shares per share of Series A Preferred Stock, if converted on November 30, 1996; 7 Common Shares if converted on the First Redemption Date; and 6 Common Shares if converted on the Final Redemption Date.

        The Series A Preferred Stock has a security interest in all assets of the Company (other than the stock of the Company's subsidiaries) to secure the Company's obligation to pay the redemption price in cash. On liquidation, the Series A Preferred Stock is entitled, prior to any distribution on Shares, to receive an amount equal to the amount that would be paid on a redemption of the Series A Preferred Stock for cash.

        In November 1995, the Company issued 167,500 Shares of Series A Preferred Stock and received proceeds of $335,000.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Six months ended November 30, 1995 compared to the six months ended November 30, 1994

   For the six months ended November 30, 1995 the Company reported a loss from continuing operations of $488,585 as compared with a loss of $559,775 for the comparable period of fiscal 1994.

   The Company's overall revenues decreased from $1,561,938 for the six months ended November 30, 1994 to $963,517 for the comparable period in fiscal 1996, a decrease of $598,421 or 38%. The decrease in revenues in the six months ended November 30, 1996 as compared with fiscal 1995 is principally due to a one-time large sale of hardware in fiscal 1995 to a single customer which did not recur in fiscal 1996. As a result, hardware sales decreased by $383,741 or 74% in fiscal 1996 as compared with fiscal 1995. License fees from the Satquote system declined by approximately $206,022 or 20% in fiscal 1996.

   Overall expenses decreased from $2,121,712 for the six months ended November 30, 1994 to $1,452,102 for the comparable period in fiscal 1996, a decrease of $669,610 or 32%. Direct expenses relating to revenues decreased by $379,774 or 34%. This decrease is primarily related to a decrease in cost of sales attributable to the sale of hardware in the first six months of fiscal 1995 which did not recur in 1996. Selling, general and administrative expenses decreased by $330,592 or 36% in the first six months of fiscal 1996 as compared with fiscal 1995. The decrease is primarily due to cost reductions enacted in the last quarter of fiscal 1995.

   In the first six months of fiscal 1996, the Company incurred $132,436 of research and development costs as compared with approximately $91,681 in the comparable period of fiscal 1995, a $40,755 increase or 45%. The increase is primarily related to the shift from capitalization of software development costs to research and development in 1996.

   The Company believes that the results of operations are in line with the restructuring program effected in the third quarter of fiscal 1995 as further detailed in the May 31, 1995 Form 10-KSB.

   Financial Condition and Liquidity

   As a result of the Company's continued losses, deficiency in working capital, and relatively high level of payables, its independent public accountants have included an explanatory paragraph in their May 31, 1995 audit report regarding the Company's ability to continue as a going concern.

   Historically, the Company's liquidity and capital resources have been provided from proceeds from sales of equity, trade credit and, to a limited extent, operating activities. The Company does not have any lines of credit, long-term debt, or other credit facilities other than day-to-day credit extended by its suppliers.

   The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company currently requires additional financing to continue to operate.
   Management intends to seek such financing through the sale of equity. There can be no assurance such financing will be obtained.


                           PART II - OTHER INFORMATION

   Item 2.  Changes in Securities

            (a)  Not applicable

            (b)  Reference is made to Note 7 (B) of the
                 Selected Notes to Consolidated Financial
                 Statements in Part I hereof.

   Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            27   Financial Data Schedule.

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EUROAMERICAN GROUP, INC.




   Date:  January 16, 1996         By: /s/Alexis Charamis
                                       Alexis Charamis, Chairman of
                                       the Board and Chief Executive Officer
                                        and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.         Description

   27               Financial Data Schedule