Form 10QSB
period 1996-02-29
EUROAMERICAN GROUP INC
filed 1996-04-22
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996.

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

        The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of April 1, 1996, was 16,060,000.

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                          February 29, 1996
                                                             (Unaudited)
   CURRENT ASSETS:
     Cash                                                   $   83,578
     Accounts receivable, net of allowance                     137,514
     Inventory                                                 246,646
     Foreign taxes receivable                                   48,615
     Prepaid expenses and other                                 31,559
                                                              --------
        TOTAL CURRENT ASSETS                                   547,912

   PROPERTY AND EQUIPMENT, less
    accumulated depreciation                                   103,237

   SOFTWARE DEVELOPMENT COSTS, less
    accumulated amortization                                   110,771

   DEPOSITS AND OTHER ASSETS                                    27,174
                                                              --------
            TOTAL ASSETS                                    $  789,094
                                                              ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $  974,607
     Customer deposits and unearned revenue                    147,334
     Other                                                      67,331
                                                              --------
            TOTAL CURRENT LIABILITIES                        1,189,272
                                                              --------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock ($.001 par value;
        2,000,000 shares authorized):
         Series A Preferred Stock (245,000
            shares issued and outstanding)
            (liquidation preference $490,000)                      245
     Common stock ($.001 par value; 35,000,000
        shares authorized; 16,060,000 shares
        issued and outstanding)                                 16,060
     Additional paid-in capital                              4,511,405
     Accumulated deficit                                    (4,803,563)
     Cumulative translation adjustment                        (124,325)
                                                              --------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (400,178)
                                                              --------
            TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                               $  789,094
                                                              ========



             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For The Nine Months               For The Three Months
                                                  Ended February 29(28),             Ended February 29 (28),
                                                  1996              1995             1996            1995
   NET REVENUES                                $1,374,890        $1,969,284       $  411,373      $  407,354

   OPERATING COSTS AND EXPENSES:
     Direct costs relating to revenues          1,133,505         1,599,976          389,236         353,433
     Selling, general and administrative          915,412         1,130,813          340,015         346,921
     Research and development                     185,401           158,619           52,965          66,938
                                                ---------         ---------        ---------       ---------
        TOTAL OPERATING COSTS AND EXPENSES      2,234,318         2,889,408          782,216         767,292
                                                ---------         ---------        ---------       ---------
   INTEREST INCOME                                  -                 2,798             -              2,395

   OTHER INCOME                                     -               165,855             -            165,855
                                                ---------         ---------        ---------       ---------
   (LOSS) BEFORE INCOME TAXES                    (859,428)         (751,471)        (370,843)       (191,688)

   RECOVERY OF INCOME TAXES                         -                60,000             -             27,000
                                                ---------         ---------        ---------       ---------
   (LOSS) FROM CONTINUING OPERATIONS             (859,428)         (691,471)        (370,843)       (164,688)
                                                ---------         ---------        ---------       ---------
   DISCONTINUED OPERATIONS:
     Income from discontinued operations
     (Net of taxes of $0, $60,000, $0,
     and $27,000)                                   -                88,803             -             41,590
                                                ---------          --------        ---------       ---------
   NET (LOSS)                                  $ (859,428)       $ (602,668)      $ (370,843)     $ (123,098)
                                                =========          ========        =========       =========
   EARNINGS (LOSS) PER SHARE:
     Continuing operations                     $     (.05)       $     (.06)      $     (.02)     $     (.01)
     Discontinued                                   -                   .01             -                -
                                               ----------         ---------         --------        --------
                                               $     (.05)       $     (.05)      $     (.02)     $     (.01)
                                               ==========         =========         ========        ========
   WEIGHTED AVERAGE SHARES
    OUTSTANDING                                16,060,000        11,960,000       16,060,000      11,960,000
                                               ==========        ==========       ==========      ==========



             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                         February 29,(28)
                                                        1996        1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                       $(859,428)   $(602,668)

   Adjustments to reconcile net (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                     157,517      109,221

   Changes in operating assets and liabilities:
     (Increase) decrease in:
        Inventory                                        37,003       13,647
        Accounts receivable                             (41,856)      63,661
        Foreign taxes receivable                         46,738       11,524
        Prepaid and other                               (19,647)      11,557
      Increase (decrease) in:
        Accounts payable and accrued expenses          (223,047)     482,409
        Other liabilities                                 7,985     (123,700)
                                                      ---------     --------
            TOTAL ADJUSTMENTS                           (35,306)     568,319
                                                      ---------     --------
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                               (894,734)     (34,349)
                                                      ---------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred
         stock                                          489,981          -
     Collection of stock subscription
         receivable                                     250,000       70,000
     Payments under capitalized leases                     -          (6,443)
                                                       --------      -------

   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                          739,981       63,557
                                                       --------     --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (17,581)    (144,465)
     Payments to stockholder                               -         (17,322)
                                                       --------     --------
   NET CASH (USED IN) INVESTING
    ACTIVITIES                                          (17,581)    (161,787)
                                                       --------     --------
   EFFECT OF FOREIGN EXCHANGE RATES
    ON CASH                                                 735       17,611
                                                       --------     --------
   NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                        (171,600)    (114,968)

   CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                              255,178      296,384
                                                       --------     --------
   CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                         $  83,578    $ 181,416
                                                       ========     ========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996
                                   (UNAUDITED)


                         Preferred Stock     Common Stock          Additional                    Cumulative
                                                                   paid-in       Accumulated     Translation
                         $.001 par value    $.001 par value        Capital       Deficit         Adjustment      Total
                         Number   Amount    Number      Amount

   Balance,
    June 1, 1995             -     $  -    16,010,000    $16,010  $4,011,719     $(3,944,135)     $(137,570)    $ (53,976)

   Net loss                  -        -         -            -         -            (859,428)           -        (859,428)

   Foreign
    currency
    translation
    adjustment               -        -         -            -         -                -            13,245        13,245

   Issuance of
    common stock
    in satisfaction
    of liabilities           -        -        50,000         50       9,950            -              -           10,000

   Issuance of
    preferred stock    245,000      245         -            -       489,736            -              -          489,981
                        ------    -----     ---------     ------    --------       ---------       --------      --------
   Balance,
    February 29, 1996  245,000     $245    16,060,000    $16,060  $4,511,405     $(4,803,563)     $(124,325)    $(400,178)
                       =======    =====    ==========     ======   =========      ==========       ========      ========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet as of February 29, 1996 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the nine months ended February 29, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made. The results of operations for the period ended February 29, 1996 are not necessarily indicative of the operating results for the full year.

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

               Nine Months Ended        Three Months Ended
                February 29(28),         February 29,(28),
              1996          1995          1996       1995

            $   -         $430,832      $   -        $176,200
            ========      ========      ========     ========

        The above amounts are not included in net revenues in the accompanying statements of operations.


   NOTE 5 - CONSULTING AGREEMENT

        As of August 1995, the Company entered into a consulting agreement with Mr. George Tsirivakos (an Officer and Director of the Company) and his affiliate Tsirivakos Software for the period August 1, 1995 to July 31, 2000 at a monthly rate of 6000 Marks (approximately $4,100 using exchange rates in effect at February 29, 1996). On each June 30 on which this contract is in effect and not terminated (beginning June 30, 1996), EAG shall award Mr. Tsirivakos a number of shares of common stock equal to the quotient of dividing $15,000 by the average of the closing bid and asked prices of the common stock as reported by the principal market in which the Company's common stock trades for the thirty (30) days prior to the June 30 in question, but in no event less then $.20 per share.

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

        Also in August 1995, the Company entered into an employment agreement with Mr. Tsirivakos for an indefinite period at an annual compensation of 108,000 Marks (approximately $74,000 using exchange rates in effect at February 29, 1996).

   NOTE 6 -  GOING CONCERN

        As reflected in the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficiency. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company's liquidity and capital resources to date have been provided from proceeds from sales of equity, trade credit and, to a limited extent, operating activities. The Company raised approximately $490,000 through the sale of its preferred stock in fiscal 1996. Additionally, in April 1996 the Company completed a private placement of its common stock receiving net proceeds of approximately $950,000.

   NOTE 7 -  STOCKHOLDERS' EQUITY

   (A)  Common Stock

        In fiscal 1995, the Company issued 50,000 shares of common stock to a consultant in satisfaction of $10,000 in liabilities owed to the consultant.

        In April 1996, the Company completed a private placement of its common stock receiving net proceeds of approximately $950,000.

   (B)  Preferred Stock

        The Board of Directors is authorized to issue, by resolution and without any action by stockholders, up to 2,000,000 shares of Preferred Stock and may establish the designations, dividend rights, dividend rate, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and all other preferences and rights of any series of Preferred Stock, including rights that could adversely affect the voting power of the holders of Shares. In November, 1995 the Board of Directors has designated 325,000 shares of Preferred Stock as Series A Preferred Stock, with the rights and preferences described below.

        The Series A Preferred Stock is not entitled to vote and is not entitled to any dividends. On November 30, 1997 (the "First Redemption Date"), the Company shall be entitled to, and on November 30, 1998 (the "Final Redemption Date"), the Company shall, redeem all but not less than all of the Series A Preferred Stock. The Company may, at its election, redeem Series A Preferred Stock in cash or in common shares, except that the Company may not redeem the Series A Preferred Stock in common shares on the First Redemption Date unless the Net Income Test (defined below) is met. If redemption is made in cash, the redemption price is $2.00 per share plus $.32 per share if redeemed on the First Redemption Date, and $.48 per share if redeemed on the Final Redemption Date. If redemption is made in Shares, (i) if the Net Income Test is met, the number of Shares issued for each share of Series A Preferred Stock shall be equal to the quotient of dividing $2.00 by 90% of the Average Price (defined below), and (ii) if the Net Income Test is not met, the number of common shares is equal to the Conversion Rate (defined below). "Net Income Test" means that the Company's consolidated net income, determined in accordance with generally accepted accounting principles, for the last fiscal year ending prior to the date of the redemption, is at least $750,000. "Average Price" means the average of the reported closing high bid and low asked prices per common share for the 30 trading days ending 15 days prior to the Company's Notice of Redemption in the principal market in which the Shares are then traded.

        The Series A Preferred Stock is convertible into common shares at the option of the holder on November 30, 1996, November 30, 1997 and November 30, 1998 at the following rates (the "Conversion Rate"): 8 common shares of Series A Preferred Stock, if converted on November 30, 1996; 7 common shares if converted on November 30, 1997; and 6 common shares if converted on November 30, 1998.

        The Series A Preferred Stock has a security interest in all assets of the Company (other than the stock of the Company's subsidiaries) to secure the Company's obligation to pay the redemption price in cash. On liquidation, the Series A Preferred Stock is entitled, prior to any distribution on common shares, to receive an amount equal to the amount that would be paid on a redemption of the Series A Preferred Stock for cash.

        In November 1995 and January 1996, the Company issued 245,000 shares of Series A Preferred Stock and received net proceeds of $489,981.

   NOTE 8 - OTHER INCOME

        Commencing in the third quarter of fiscal 1995, the Company entered into a series of settlements with creditors and outstanding litigation. These settlements resulted in the recognition of income of $165,855 in the third quarter of 1995. As part of the settlements, the Company settled a litigation with a vendor in the amount of $107,000 by a mutual release by both parties and no amounts were required to be paid or received by the Company.

   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations

   Nine months ended February 29, 1996 compared to the nine months ended February 28, 1995

   For the nine months ended February 29, 1996 the Company reported a loss from continuing operations of $859,428 as compared with a loss of $691,471 for the comparable period of fiscal 1995.

   The Company's overall revenues decreased from $1,969,284 for the nine months ended February 28, 1995 to $1,374,890 for the comparable period in fiscal 1996, a decrease of $594,394 or 30%. The decrease in revenues in the nine months ended February 29, 1996 as compared with fiscal 1995 was principally due to a one-time large sale of hardware in fiscal 1995 to a single customer which did not recur in fiscal 1996. As a result, hardware sales decreased by $375,674 or 74% in fiscal 1996 as compared with fiscal 1995. License fees from the Satquote system decreased by approximately $214,800 or 15% in fiscal 1996.

   Overall expenses decreased from $2,889,408 for the nine months ended February 28, 1995 to $2,234,318 for the comparable period in fiscal 1996, a decrease of $655,090 or 23%. Direct expenses relating to revenues decreased by $466,471 or 29%. This decrease is primarily related to a decrease in cost of sales attributable to the sale of hardware in the first nine months of fiscal 1995 which did not recur in 1996. Selling, general and administrative expenses decreased by $215,401 or 19% in the first nine months of fiscal 1996 as compared with fiscal 1995. The decrease is primarily due to cost reductions enacted in the last quarter of fiscal 1995.

   In the first nine months of fiscal 1996, the Company incurred $185,401 of research and development costs as compared with approximately $158,619 in the comparable period of fiscal 1995, a $26,782 increase or 17%. The increase is primarily related to the shift from capitalization of software development costs to research and development in 1996.

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

   The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company raised approximately $490,000 through the sale of its preferred stock in fiscal 1996. Additionally, in April 1996 the Company completed a private placement of its common stock receiving net proceeds of approximately $950,000.

                           PART II - OTHER INFORMATION



   Item 2.  Changes in Securities

        (a) Not applicable.

        (b) The Series A Preferred Stock is entitled to a preference over the Common Stock on liquidation of $2.00 per share of Series A Preferred Stock plus the amount in excess of $2.00 per share that would be due to the Series A Preferred Stock if it were then being redeemed for cash. On November 30, 1997, such excess amount is $.32 per share and on November 30, 1998, such excess amount is $.48 per share.

   Item 6.  Exhibits and Reports on Form 8-K

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


                                   EUROAMERICAN GROUP, INC.




   Date:  April 19, 1996       By: /s/Alexis Charamis
                                   Alexis Charamis, Chairman of
                                   the Board and Chief Executive Officer
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.            Description

      3              Certificate of Incorporation, as amended

     27              Financial Data Schedule