Form 10KSB
period 1996-05-31
EUROAMERICAN GROUP INC
filed 1996-09-12
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

             (Mark One)
             [X]  Annual Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 [Fee Required]

                       For the fiscal year ended May 31, 1996

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

             Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

             State issuer's revenues for its most recent fiscal year:
   $1,815,843

             State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 9, 1996, computed by reference to the average of last bid and asked price on the OTC Bulletin Board on that date: approximately $2,439,667. Solely for purposes of making this computation, the affiliates of the registrant are its directors and officers and CAL International Limited.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of August 15, 1996, was 20,498,333.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

             Transitional Small Business Disclosure Format:  Yes ___; No  X

                                     PART I

   Item 1.   Description of Business.

        (a)  Business Development

   General

             EuroAmerican Group Inc., directly and through its wholly-owned subsidiaries (the "Company"), supplies real-time business and financial information through its market quotation system, known as "Satquote." The system, which utilizes proprietary computer software and hardware installed on a personal computer, provides financial information on publicly-traded companies in Europe and the United States, including real-time stock quotations, option prices, commodities and futures pricing, foreign currency rates and other financial data, as well as global news coverage of the world's financial markets. Satquote also performs analytical functions such as real-time and historical charting, theoretical options pricing, limit alerts for pre-set highs and lows and other user definable analytical functions. The flexibility of Satquote enables subscribers to build a personalized, market-specific network accessing only data that they select.

             The Company was incorporated in the State of Delaware on August 8, 1985. Its executive offices in the United States are located at 50 Broad Street, Suite 516, New York, New York 10004. The Company's principal operations are conducted in Europe, where the Company operates through two wholly-owned subsidiaries: EAG Financial Informations GmbH ("EFI GmbH") and EuroAmerican Group PLC ("EAG-PLC"). EFI GmbH is located at Hanauer Landstrasse 208-216, D-60314 Frankfurt am Main, Germany, and EAG-PLC is located at 6 Charterhouse Buildings, London, England. In the United States, the Company operates a technical support office at the address in New York City referred to above.

   The Memorandum of Understanding

             CAL International Limited ("CAL") (a significant shareholder of the Company), the Company, Messrs. Hubert Scharnowski (at the time, the Company's Chairman and CEO), a corporation controlled by Mr. Scharnowski (collectively, the "S Group"), George Tsirivakos (the Company's Systems Consultant and currently a Vice President and Director of the Company), Alexis Charamis (at the time, the President and principal stockholder of the Company's agency located in Greece and currently the Company's CEO) and Eurotech Invest. Ltd., a Liberian corporation, entered into a Memorandum of Understanding, dated January 23 1995, as amended by an Amendment to Memorandum of Understanding, dated as of March 30, 1995 (collectively, the "Memorandum"). In part, the Memorandum provides for the following:

             - A reconstitution of the Company's Board of Directors so that until January 1998 one director shall be Mr. Charamis (or a designee), one shall be Mr. Tsirivakos (or a designee), one shall be a designee of CAL and one shall be Steven C. Millner, the Company's former Chief Financial Officer. Such elections occurred in February 1995, with CAL designating Mr. Millner as CAL's designee.

             - The resignation of Mr. Scharnowski as Chairman and CEO upon the filing with the Securities and Exchange Commission of all past due periodic reports relating to fiscal 1994.
                  Such filings were made on February 22, 1995 and in early March 1995, Mr. Scharnowski resigned from these offices. Mr. Scharnowski was to receive a consulting fee of DM 12,000 per month ($8,500 using exchange rates in effect at May 31, 1995) for one year and receive 15% of the Company's net brokerage commissions for the subsequent two years. Both of these obligations were released in conjunction with sale of the Brokerage Business described below.

             - The appointment of a new Chairman and CEO. Mr. Charamis was subsequently appointed Chairman and CEO in March 1995.

             -    A business plan to be developed to include the following:

                       Settlement of certain existing indebtedness (see Note 13 to the Company's Consolidated Financial Statements included elsewhere herein)

                       Reduction of operating costs and raising additional capital (see Note 6 to the Company's Consolidated Financial Statements included elsewhere herein)

             The Memorandum provides that, for a period ending January 20, 1998, (i) Messrs. Charamis and Tsirivakos have a right of first refusal on shares of Common Stock that the S Group or CAL desires to sell non-publicly, and (ii) any sale of shares by the S Group or CAL shall not exceed the greater of 1% of the outstanding shares or the average weekly trading volume during the preceding four weeks.

             The Memorandum provides that the Company shall grant Mr. Charamis a four year option expiring in January 1999 to purchase from time to time up to 2,000,000 shares of Common Stock with anti-dilution provisions so that the shares subject to the option shall at all times be not less than 13.3333% of the Common Stock. In fiscal 1996, the option was extended to January 2000 at which time the maximum number of shares subject to the option was fixed at 3,387,258 shares (subject to anti-dilution provisions for stock dividends and the like). The Memorandum provides that the Company shall grant CAL a four year option to purchase from time to time up to 1,000,000 shares of the Common Stock. The purchase price per share under both options is $.20. The Memorandum provides the option shares have "piggy-back" registration rights.

             The foregoing summary description of the Memorandum is qualified by reference to the full text thereof which is filed as Exhibits 10.5 and
   10.6 hereto.

             In April 1995, certain assets of the Company's brokerage business (the "Brokerage Business") were sold to Mr. Hubert Scharnowski (see Note 3 to the Company's Consolidated Financial Statements included elsewhere herein). The Company had, until the sale, provided equities, options, and commodity brokerage services by acting as an introducing broker to United States based brokerage houses. Mr. Scharnowski resigned from the Company's Board of Directors in April 1995.

        (b)  Business of Issuer

   General

             Virtually all of the Company's customers are located in Europe. The Company's marketing focus has been in Europe as management believes that the European market provides greater potential than the United States, primarily because of more favorable pricing and less competition. The Company does not have plans to increase its limited presence in the United States market.

             The principal users of the Satquote system are professional investors, securities brokers, dealers and traders, and portfolio managers.

             The Company's subscribers are charged a fee on either a quarterly or monthly basis for the services provided. The fee varies depending upon the number of Satquote systems and services (for example, number of markets and news services for which information is provided) installed on the customer's computer. In addition, the subscriber is responsible for paying user fees to the various exchanges from which the subscriber has selected to receive market information. The Company receives revenues from either sale or lease of computer hardware referred to under "Supply Sources" below.

   The Satquote System

             The Company's proprietary software and RISC-based, 32-bit co-processor board operate on standard personal computers. Data for the Satquote system are transmitted by the Company via satellite and/or leased public telecommunications lines to subscribers. The data are fed to the co-processor on a continuous basis. The utilization of the co-processor enables the subscriber to use his personal computer for other functions, such as for word processing or spreadsheet applications. The Satquote system is intended to allow the subscriber to access the Satquote system at any time (24 hours a day, 365 days a year) and receive real-time prices, rates and other data. Accordingly, subscribers do not need to dedicate their personal computers solely to the Satquote system.

             The Satquote system is available in either a DOS or Windows version. Since November 1994, when the Company introduced its Windows version, a majority of Satquote sales have been for the Windows version. The Windows version takes full advantage of the Windows architecture and factors including, networking capabilities and provides the user with a low-cost solution in multi-user environments.

             Data for the Satquote system which consist of real-time market quotations and newswire services from markets and exchanges (i.e.: New York Stock Exchange, American Stock Exchange, NASDAQ and the London, German, Swiss and Greek exchanges) and newswire services are integrated by the Company through a self-developed integration station (known as a ticker plant).

             The ticker plant became operational in September 1994. Previously, the Company purchased market data from an international wholesaler, TeleKurs (North America) Inc. The Company believes that it is the first company to develop an international integration system which operates in a PC environment using sophisticated network technology. The Company believes this configuration is significantly more cost effective and reliable then a main frame computer. Moreover its modularity enables quick and cost effective additions of new market centers and other products. The Company also believes that the operations of its own integration system enables the Company to better control the quality and integrity of its data supply, and will also lead to cost reductions. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

             Furthermore, the Company believes opportunities may exist to sell the data to other financial information providers, both as a primary and back-up data feed. However, to date, the Company has not made efforts to sell the data.

   Supply Sources

             The Company depends on third parties for the supply of financial data and news that feed the Satquote system. The Company purchases data from various suppliers including various regional and national securities exchanges and markets, and various newswire services.

             The Company requires a steady source of computer hardware, including, but not limited to, co-processor boards, modems and satellite dishes, necessary to operate the Satquote system. Although prices of these products vary, the Company does not anticipate an inability to procure adequate supplies of these products or any significant changes in the prices of these products.

             The Company currently offers Satquote via satellite and leased public telephone lines in Europe, the Middle East and Northern Africa. The Company has a satellite transmission agreement with NBC/Superchannel, a television station in the United Kingdom, under which Superchannel is providing satellite capacity to the Company to transmit its Satquote system to subscribers throughout Europe, the Middle East and Northern Africa. The Company's satellite transmission agreement with Superchannel has a term ending in November 1996 and requires an annual fixed fee, payable monthly. A new agreement has been negotiated with NBC/Superchannel to extend the contract until November 1998 and includes more favorable pricing than is provided in the current contract. The new agreement is expected to be executed in October 1996.

             In September 1994, the Company's satellite transmission in North America was suspended due to a default by the Company with respect to payments to the satellite provider. The suspension of satellite transmission did not have a material impact on the Company due to the limited number of United States customers utilizing satellite transmission. In connection with a settlement agreement with this satellite provider, the Company entered into a new satellite lease which provided for the Company to resume service of the satellite no later than January 1, 1996 for a six year term. In fiscal 1996, the Company and the satellite provider agreed to cancel the new lease.

             The Company uses leased telephone lines to transmit data from North America to Europe and across Europe. These leased lines are provided by national and regional public and private telephone companies. Contracts for these leased lines are generally terminable by either party on three (3) months notice. The Company does not anticipate an inability to procure adequate leased lines or any significant change in the prices of these lines.

   Marketing and Distribution

             The Company markets Satquote through the use of its own sales force in Germany and England. The Company uses a combination of direct marketing, including telemarketing, and advertising in trade magazines. The Company uses independent sales agents throughout other parts of Europe and the Middle East. The Company has written agreements with independent sales agents in the following countries:

                                 Estonia
                                 Greece (1)
                                 Lebanon
                                 Norway
                                 Netherlands

   ___________________
   (1)  This agency is beneficially owned by the Company's CEO.

             The Company also has understandings with various firms regarding sales representation of the Company in the following countries:

                                 Israel
                                 Switzerland
                                 Cyprus

             Certain of the written sales agency agreements include minimum annual license fees payable to the Company which vary in amount depending on geographic region. Each sales agent is responsible, pursuant to Company specification and monitoring, for advertising and sales promotional activities and, in certain cases, system installations and local system maintenance. The Company's sales agency agreements are generally terminable by either the Company or the sales agent upon 30 days written notice by either party.

             See "Customers" for additional information regarding the Company's marketing and distribution.

             At present, there are several companies providing quotation services comparable to those provided by the Company's Satquote system. Most of those companies have substantially greater financial, technological and personnel resources than the Company.

   Research and Development

             The Company has an ongoing research and development program. This program includes product enhancements and updates to reflect changes in technology. Satquote has been enhanced to make the system more powerful by increasing its transmission speed, enabling it to carry more quotes and news and to distribute data faster. During the fiscal year ended May 31, 1996, the Company expended approximately $253,000 on research and development activities as compared with approximately $201,000 in the fiscal year ended May 31, 1995.

   Customers

             As of August 1996 there were approximately 210 Satquote systems
   in use.   Virtually all of these systems are located in Europe and the
   Middle East.

             In June 1996, the Company was notified by Agenzia Giomalistica Italia SPA. ("AGI"), the Company's Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent. AGI is an Italian state-owned news agency. The Company supplied certain financial data and transmitted AGI's news service to AGI's customers located in Italy. Revenue from AGI in fiscal 1996 and 1995 represented approximately 23% and 22% of the Company's gross revenues, respectively. Management believes that virtually all of the revenue introduced by AGI will no longer continue. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will be similar to AGI's.

             No other single customer represented in excess of 10% of the Company's revenues (excluding sales agents) in fiscal 1996 or 1995.

   Government Regulation

             The Company's use of telecommunications facilities, including telephone and satellite communications facilities, entails compliance, by either the Company or entities from which the Company obtains such services, with the rules of various governmental and regulatory agencies. Such compliance can sometimes be time-consuming and costly, but to date such compliance has not and is not anticipated to pose any substantial difficulties to the Company's operations.

   Intellectual Property

             Other than in the United Kingdom, as described below, the Company does not own and has not applied for copyright or patent protection for its proprietary computer software and hardware products, nor does it believe such protection is necessary. The Company utilizes various anti-pirating technologies in its software product. "Satquote" is a registered trademark in the United Kingdom.

   Employees

             The Company employs eleven persons on a full-time basis.

   Item 2.   Description of Property.

             The Company leases approximately 600 square feet of office space in New York City as its United States corporate headquarters. Such lease provides for annual rental payments of $16,870 and expires in 1999. EFI GmbH leases approximately 4,000 square feet as its operating office in Frankfurt, Germany, at a monthly rental of approximately $7,900 (using exchange rates in effect at May 31, 1996) under a lease that expires in December 1997.

   Item 3.   Legal Proceedings.

             In January 1995, the Company was notified by the Securities and Exchange Commission (the "SEC") that the Company may be subject to an enforcement action and civil penalties arising from its failure to file its periodic reports. The unfiled reports were filed in February 1995 and the Company has not received any subsequent correspondence from the SEC in this regard. No provision has been made in the accompanying financial statements for the ultimate outcome of this uncertainty.

             From time to time, the Company has been subject to litigation initiated by suppliers seeking payment of overdue amounts owed to them. During fiscal 1995, the Company settled various litigation of this type and recognized an aggregate gain before tax effects of approximately $198,400.

             In 1996, a legal action was brought against the Company by Locat, SPA, an Italian financing company ("Locat"). Locat alleges that in 1994 it made payments aggregating 115,600 DM (approximately $76,000 using exchange rates in effect at May 31, 1996) for the purchase of certain equipment which was purportedly not delivered to Locat. The Company's records indicate that the sales in question were made to Fainex, SPA, the Company's then sales agent in Italy ("Fainex"). This case is in the early stages and therefore the ultimate outcome of this matter is not currently determinable.

   Item 4.   Submission of Matters to a Vote of Security Holders.

             No matters were submitted to a vote of the holders of Common Stock during the fourth quarter ended May 31, 1996.

                                     PART II

   Item 5.   Market for Common Equity and Related Stockholder Matters.

             The Company's securities trade in the over-the-counter market on the OTC Pink Sheets under the symbol EUAME and on the OTC Bulletin Board under the symbol EUAM. The following table sets forth the range of the reported closing high asked and low bid quotations for the Company's Common Stock during the periods indicated for the last two fiscal years. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.
                                              High Asked     Low Bid

    Fiscal 1995
    June 1, 1994 to August 31, 1994               $1.875       $.75

    September 1, 1994 to November 30, 1994         3.00         .563

    December 1, 1994 to February 28, 1995          3.00         .25
    March 1, 1995 to May 31, 1995                   .563        .125

    Fiscal 1996
    June 1, 1995 to August 31, 1995                $.313       $.125

    September 1, 1995 to November 30, 1995          .375        .125

    December 1, 1995 to February 29, 1996           .219        .063
    March 1, 1996 to May 31, 1996                   .813        .188

             As of September 9, 1996, there were 156 record holders of the Company's Common Stock, which includes shares of Common Stock held by nominees.

             The Company has not paid any cash dividends on its Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. The Company intends to retain any earnings that may be generated to provide funds for the operation and expansion of its business.

   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Financial Condition and Liquidity

             As a result of the Company's continued losses and deficiency in working capital, the Company's independent public accountants have included a modification to their audit report expressing substantial doubt about the Company's ability to continue as a going concern.

             In June 1996, the Company was notified by AGI, its Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent. Revenues from AGI in 1996 and 1995 represented approximately 23% and 22% of the Company's gross revenues, respectively. Management believes that virtually all of the revenues introduced by AGI will no longer continue. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will develop similar to those of AGI.

             Historically, the Company's liquidity and capital resources have been provided from proceeds from sales of equity and trade credit. The Company does not have any lines of credit, long-term debt or other credit facilities other than day-to-day credit extended by its suppliers.

             In response to the loss from operations and the loss of AGI, management has developed a plan to increase revenues, reduce expenses, and increase operating cash flow.

             In the last quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company has entered into a sales agreement in Germany, and sales representation agreements in the Baltic States and Lebanon. The Company is also in negotiations to replace AGI for the Italian agency and to establish sales agencies in Switzerland and Poland. Furthermore, the Company executed a sales and marketing agreement with a major worldwide provider of financial instruments. This sales and marketing agreement will initially be launched in England and could be expanded throughout Europe. The Company expects increased sales to result from the aforementioned growth in sales representation, although there can be no assurance that this will occur.

             Throughout fiscal 1996 and continuing into fiscal 1997 the Company has focused on reducing costs. Initially these cost reductions took the form of reduced headcount, reductions in professional fees, and the utilization of the Company's proprietary ticker plant. In fiscal 1997, the Company will implement the next stage in the development of its proprietary ticker plant, through the utilization of a new satellite transmission of North American financial data to Europe replacing leased telephone lines. Commencing in November 1996, the Company's new satellite agreement for its European Downlink provides for an approximate 25% reduction in cost as compared with the existing contract. The Company has made a study of other costs and has made further reductions in headcount and the utilization of consultants. The Company continues to seek out other cost savings opportunities. Lastly, Messrs. Charamis and Millner have notified the Company of their intention of suspending 50% of further compensation payments to them subsequent to September 1, 1996 and Mr. Tsirivakos has agreed to an approximate 37% suspension in further compensation payments, with all such suspensions to be reviewed on a quarterly basis.

             There can be no assurance that managements' plan will reduce the Company's negative cash flow sufficiently for the Company to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes it is likely that additional financing will be required. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company.

             Management is also considering merger and acquisition opportunities. There can be no assurance that the Company will be able to identify and consummate a merger or acquisition. If a merger or acquisition is consummated the Company will most likely need to obtain additional financing. There can be no assurance that said financing can be achieved and that if achieved will be on terms favorable to the Company.

             The Company has no material commitments for capital expenditures.

   Year Ended May 31, 1996 Compared with Year Ended May 31, 1995

             Management's discussion and analysis has been presented in a manner consistent with the financial statements with respect to the presentation of the Brokerage Business as a discontinued operation.

             In fiscal 1996, the Company reported a loss from continuing operations of $1,490,253 as compared with $1,241,694 for the prior year.

             Managements' plan for 1996 had two basic tenets: increase gross revenues with particular emphasis on revenues from license fees through an increase in the number of Satquote users and a reduction in operating expenses.

             The Company's overall revenues decreased from $2,584,456 in fiscal 1995 to $1,815,843 in fiscal 1996, a decrease of $768,613 or 30%.
   The decrease is primarily due to one-time hardware sales to AGI in fiscal 1995 which did not recur in fiscal 1996. Also, in fiscal 1996, management refocused the way in which the Satquote system is sold. Historically, the Company sold the hardware necessary to operate Satquote as a one-time up front cost to the customer. The hardware historically carried gross margins of up to 80%. In an attempt to gain market share, and in part due to competitive market pressure, the Company substantially reduced profit margins to approximately 30% on sales of hardware and in some cases provided the customer with hardware at no cost. As a consequence of this strategy and the reduction in sales to AGI, net system sales (hardware) decreased by $536,629 or 75% in fiscal 1996. License fees decreased by $236,605 or 13% in fiscal 1996. In fiscal 1996, the Company experienced an increase of 33% in the number of Satquote systems. However, the increase in installed systems did not result in a net increase in license fees due to a reduction in the license fee pricing structure and lower average per terminal pricing. The reduction in pricing was in part due to increasingly competitive market conditions. The average per terminal price decreased in fiscal 1996 due to an increase in the number of customers operating in a multi-user environment, which carries reduced progressive pricing for customers with multiple systems.

             Operating expenses decreased from $4,013,650 in fiscal 1995 to $3,347,096 in fiscal 1996 a decrease of $666,554 or 17%. Direct expenses relating to revenues decreased by $521,139 or 25%. This decrease is due primarily to a decrease in cost of system sales of $363,130 or 71% corresponding with the decline in system sales. Additionally, the Company realized a decrease in market data and communication costs of $158,009 or 10%. This decrease primarily results from savings by utilizing the Company's data integration plant (ticker plant) in all of fiscal 1996 as compared with a part of fiscal 1995. Selling, general and administrative expenses decreased by $197,613 or 12% in fiscal 1996 as compared with fiscal 1995. This decrease is due primarily to a reduction in professional fees of approximately $160,000 in fiscal 1996 as compared with fiscal 1995 resulting from one time costs associated with the execution of the Memorandum of Understanding; a reduction in bad debt expense of approximately $90,000; and other cost savings of approximately $27,000. These savings were offset by a provision for litigation of $80,000.

        In fiscal 1996, the Company incurred $253,298 of research and development costs as compared with $201,100 in fiscal 1995, an increase of $52,198 or 26%. This increase is primarily related to the shift from capitalized software development to research and development in 1996 and increased development costs associated with the introduction and integration of new technologies.

   Year Ended May 31, 1995 Compared with Year Ended May 31, 1994

             In fiscal 1995, the Company made significant changes to its operating structure. The Company's Board of Directors was reconstituted with three (3) new members and a new Chairman was elected. Furthermore, there were significant changes to senior operating management. The new management team has addressed the following matters:

             -    Resolving outstanding lawsuits
             -    Resolving outstanding debts
             -    Raising capital
             -    Stabilizing performance of the Satquote system
             -    Increasing marketing efforts

             The Company has been able to resolve all outstanding lawsuits on what management believes to be favorable terms. Senior management has met with significant creditors and in a number of cases obtained discounts on past due amounts and in certain cases extended repayment terms.

             As discussed in Note 6 to the financial statements, the Company commenced a private placement of shares which upon completion raised $950,000 of new capital, the proceeds of which were used, in part, to fund settlements of lawsuits and past-due creditors.

             During fiscal 1995, the Company implemented its data integration system (ticker plant) and introduced its Windows Satquote system. The Company is in the process of negotiating with third party sales agents and marketing firms to enhance the Company's marketing efforts in Europe.

             In March 1995, the Board of Directors approved the sale of substantially all of the assets of its Brokerage Business to Mr. Hubert Scharnowski, the Company's former Chairman and Chief Executive Officer and member of the Board of Directors, for 700,000 shares of the Company's common stock owned by Mr. Scharnowski and certain releases from employment and other consulting agreements with Mr. Scharnowski. The Company recognized a gain of approximately $73,000 net of related costs and income taxes from this sale (See Note 3 to the financial statements).

             Management's discussions and analysis has been presented in a manner consistent with the financial statements with respect to the presentation of the Brokerage Business as a discontinued operation.

             In fiscal 1995, the Company reported a loss from continuing operations of $1,241,694 as compared with $703,095 for the prior year.

             The Company's overall revenues decreased from $3,353,306 in fiscal 1994 to $2,584,456 in fiscal 1995, a decrease of $768,850 or 23%.
   License fees from the Satquote system decreased by $609,146 or 25%. The decrease resulted primarily from an erosion in the Company's customer base. Management believes that the erosion in the customer base results from delays in the introduction of its Windows based product, a delay in the transition to the new satellite provider in Europe which provides a speedier transmission of data, and delays in the implementation of the Company's data integration system. These delays and system interruptions caused a loss of customers in fiscal 1994 which continued throughout most of fiscal 1995. Net system sales decreased by $136,835 or 16%. The decrease primarily relates to the matters discussed above and a large system sale to AGI in 1994.

             Operating expenses decreased from $4,185,001 in fiscal 1994 to $4,013,650 in fiscal 1995, a decrease of $171,351 or 4%. Direct expenses relating to revenues decreased by $32,066 or 2%. This decrease results from a decrease in market data and communication costs of $145,583. This decrease reflects reduced costs associated with the operations of the European Satellite pursuant to a new contact in 1995. However, this was offset by increased costs associated with cost of system sales of $113,517 or 28%. This increase results from increases in the cost of memory chips, failure to receive volume discounts which were available in 1994, and replacement of out-of-date technology. Selling, general and administrative expenses decreased by $205,196 or 11% in fiscal 1995 as compared with fiscal 1994. This decrease primarily results from a reduction of a one time charge for bad debt expense in fiscal 1994 of approximately $515,000 offset by certain one-time charges associated with the Company's restructuring pursuant to the Memorandum of Understanding.

             In fiscal 1995, the Company incurred $201,100 of research and development costs as compared with $135,189 in fiscal 1994, an increase of $65,911 or 49%. This increase is primarily related to the shift from capitalized software development to research and development in 1995.

   Foreign Operations and Foreign Currency Transactions

             A substantial portion of the Company's operations are conducted in foreign countries, primarily located in Western Europe. The Company primarily transacts business in German Marks, British Pounds, U.S. Dollars and Swiss Francs. The Company reduces its exposure to foreign currency fluctuations to the best of its ability by attempting to match inflows and outflows with the same currency. The Company's operations in Germany, the United Kingdom and the United States are conducted primarily in their respective local currencies, hence the risk of fluctuations in foreign currencies has not had a significant effect on operations. The operating companies in the consolidated group make intercompany loans to each other which are unhedged and the Company is exposed to potential gains or losses resulting in changes in foreign currencies on these amounts. The Company records translation gains and losses on intercompany balances as a component of stockholders' equity in the cumulative translation adjustment account, because settlement of these balances is no longer planned or anticipated in the foreseeable future. These amounts resulted in increases of $49,601 and $214,282 and in stockholders' equity in fiscal 1996 and 1995, respectively.

             For financial reporting purposes, the Company considers the respective local currency of its operating subsidiaries as the functional currency (German Marks and British Pounds), which is different than the reporting currency (i.e., the U.S. Dollar). Fluctuations in the functional currencies have historically affected the reported amounts as follows:
                                             Using Prior        Effect of
                                                Year's         Change in
                              As Reported   Exchange Rates  Foreign Currency

                                      Fiscal Year Ended May 31, 1996

    Revenues  . . . . . . .    $1,815,843     $1,752,290        $63,553

    Net Loss  . . . . . . .    $1,413,433     $1,378,548        $34,885

    Total Assets  . . . . .    $1,098,513     $1,163,548       ($65,035)

    Total Liabilities . . .    $  986,655     $1,069,181       ($82,526)

                                      Fiscal Year Ended May 31, 1995

    Revenues  . . . . . . .    $2,584,456     $2,323,165     $  261,291

    Net Loss  . . . . . . .    $  893,430     $  860,138     $   33,292

    Total Assets  . . . . .    $1,401,829     $1,275,047     $  126,782

    Total Liabilities . . .    $1,455,805     $1,306,986     $  148,819

   Impact of Inflation

             Inflation has not had a significant impact on the Company's operations.

   Item 7.   Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

   Reports of Independent Accountants  . . . . . . . . . . . . . . . . .  F-1

   Consolidated Balance Sheet as of May 31, 1996 . . . . . . . . . . . .  F-3

   Consolidated Statements of Operations for the years
    ended May 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . .  F-4

   Consolidated Statements of Stockholders' Equity <Deficit> for
    the years ended May 31, 1996 and 1995  . . . . . . . . . . . . . . .  F-5

   Consolidated Statements of Cash Flows for the years
    ended May 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . .  F-6

   Notes to Consolidated Financial Statements  . . . . . . . . . . . . .  F-7

                                     ARTHUR
                                    ANDERSEN

                    Report of Independent Public Accountants

   To the Board of Directors of EuroAmerican Group, Inc.:

   We have audited the accompanying consolidated balance sheet of EuroAmerican Group, Inc. and subsidiaries as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended
   May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EuroAmerican Group PLC, a foreign subsidiary, which statements reflect total assets of 8 percent as of May 31, 1996, and total revenues of 11 percent and 10 percent for the years ended May 31, 1996 and 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of EuroAmerican Group, Inc. and subsidiaries as of May 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and, at May 31, 1996, has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
   2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   Arthur Andersen LLP

   New York, New York
   September 9, 1996

                          Independent Auditor's Report

   The Board of Directors of
   EuroAmerican Group PLC


   We have audited the balance sheet of EuroAmerican Group PLC (a wholly-owned subsidiary of EuroAmerican Group Inc) as of 31 May 1996 and the related statement of the profit and loss account and cash flow statement for the year ended 31 May 1996 which have been prepared in accordance with generally accepted accounting principles used in the United Kingdom and have been provided to the management of EuroAmerican Group Inc, for the purpose of translating the financial statements prepared in English Pounds Sterling to U.S. dollars and presenting the consolidated financial position, results of operations and cash flows of EuroAmerican Group Inc, and Subsidiaries. The financial statements of EuroAmerican Group PLC are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit,

   We conducted our audit in accordance with auditing standards accepted in the United Kingdom which are substantially the same as those used in the United States. These standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above give a true and fair view of the state of EuroAmerican Group PLC's affairs at 31 May 1996 and of its loss for the year then ended in accordance with generally accepted accounting policies



   United Kingdom                          Baker Tilly
   27 August 1996                          Chartered Accountants

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                               May 31, 1996

   CURRENT ASSETS:
     Cash and cash equivalents                                  $   557,516
     Accounts receivable, net of
      allowance of $46,000                                          121,061
     Inventory                                                      157,653
     Foreign taxes receivable                                        17,873
     Prepaid expenses and other                                      56,100
                                                                  ---------
        TOTAL CURRENT ASSETS                                        910,203
                                                                  ---------
   PROPERTY AND EQUIPMENT, less accumulated
     depreciation and amortization                                  101,227

   SOFTWARE DEVELOPMENT COSTS, net of accumulated
     amortization of $243,076                                        51,761

   DEPOSITS AND OTHER ASSETS                                         35,322
                                                                  ---------
        TOTAL ASSETS                                            $ 1,098,513
                                                                  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $   812,018
     Customer deposits and unearned revenue                         124,637
     Other                                                           50,000
                                                                  ---------
        TOTAL CURRENT LIABILITIES                                   986,655
                                                                  ---------
   COMMITMENTS AND CONTINGENCIES (Note 7)

   STOCKHOLDERS' EQUITY:
     Preferred stock ($.001 par value; 2,000,000
      shares authorized; 257,500 issued) (liquidation
       preference $515,000)                                             257
     Common stock ($.001 par value; 35,000,000
      shares authorized; 20,498,333 issued and
       outstanding)                                                  20,498
     Additional paid-in capital                                   5,565,564
     Accumulated deficit                                         (5,357,568)
     Stock subscription receivable                                  (25,000)
     Cumulative translation adjustment                              (91,893)
                                                                  ---------
        TOTAL STOCKHOLDERS' EQUITY                                  111,858
                                                                  ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,098,513
                                                                  =========


           See Accompanying Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended
                                                           May 31,
                                                    1996           1995
   REVENUES:
     License and exchange fees                  $ 1,597,367    $ 1,833,972
     Net system sales                               181,850        718,479
     Other                                           36,626         32,005
                                                -----------    -----------
        TOTAL REVENUES                            1,815,843      2,584,456
                                                -----------    -----------
   COSTS AND EXPENSES:
     Cost of Sales:
       Market data and communication costs        1,424,429      1,582,438
       Cost of system sales                         150,961        514,091
                                                -----------    -----------
        TOTAL COST OF SALES                       1,575,390      2,096,529

     Selling, general and administrative          1,518,408      1,716,021
     Research and development                       253,298        201,100
                                                -----------    -----------
        TOTAL EXPENSES                            3,347,096      4,013,650
                                                -----------    -----------
   LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX BENEFIT, DISCONTINUED
     OPERATIONS AND EXTRAORDINARY ITEM           (1,531,253)    (1,429,194)

   INCOME TAX BENEFIT                                41,000        187,500
                                                -----------    -----------
   LOSS FROM CONTINUING OPERATIONS BEFORE
     DISCONTINUED OPERATIONS AND
     EXTRAORDINARY ITEM                          (1,490,253)    (1,241,694)
                                                -----------    -----------
   DISCONTINUED OPERATIONS:
     Income from discontinued operations
       (net of taxes of $55,100)                      -            102,295
     Gain on disposition of discontinued
       operations (net of taxes of $39,200)           -             72,836
                                                -----------    -----------
   INCOME FROM DISCONTINUED OPERATIONS                -            175,131
                                                -----------    -----------
   EXTRAORDINARY ITEM:
     Gain on debt restructuring (net of
       taxes of $41,000 and $93,200)                 76,820        173,133
                                                -----------    -----------
   NET  LOSS                                    $(1,413,433)   $  (893,430)
                                                ===========    ===========
   NET INCOME (LOSS) PER SHARE:
     Continuing operations                      $      (.09)   $      (.09)
     Discontinued operations                          -                .01
     Extraordinary item                                 .01            .01
                                                -----------    -----------
                                                $      (.08)   $      (.07)
                                                ===========    ===========
   WEIGHTED AVERAGE SHARES OUTSTANDING           16,654,375     12,426,667
                                                ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                  YEARS ENDED MAY 31, 1996 AND 1995
                   Preferred Stock      Common Stock
                   $.001 par value     $.001 par value       Additional                                Cumulative
                                                              paid-in     Accumulated      Stock       Translation
                   Number   Amount     Number     Amount      capital       Deficit     Subscription   Adjustment      Total

   Balance,
    June 1, 1994      -     $   -    11,960,000   $11,960    $3,205,769   $(3,050,705)     $  -        $ (99,714)    $    67,310

   Net loss           -         -          -          -            -         (893,430)        -             -           (893,430)

   Sale of
    subsidiary        -         -      (700,000)    (700)      (139,300)         -            -             -           (140,000)

   Sale of stock      -         -     4,750,000    4,750        945,250          -            -             -            950,000

   Foreign
    currency
    translation
    adjustment        -         -          -          -            -             -            -          (37,856)        (37,856)
                   -------  ------   ----------   -------    ----------   -----------      ------      ---------     -----------
   Balance,
    May 31, 1995      -         -    16,010,000   16,010      4,011,719    (3,944,135)        -         (137,570)        (53,976)

   Net loss           -         -          -        -              -       (1,413,433)        -             -         (1,413,433)

   Issuance of
    common stock
    in satisfac-
    tion of
    liabilities       -        -        100,000      100         19,900          -            -             -             20,000

   Sale of
    common stock      -        -      4,388,333    4,388        972,221          -            -             -            976,609

   Sale of
    preferred
    stock          257,500    257          -        -           514,724          -        (25,000)          -            489,981

   Compensation       -        -           -        -            47,000          -            -             -             47,000

   Foreign
    currency
    translation
    adjustment        -        -           -        -              -             -            -           45,677          45,677
                   -------  ------   ----------   -------    ----------   -----------      ------      ---------     -----------
   Balance,
    May 31, 1996   257,500  $ 257    20,498,333   $20,498    $5,565,564   $(5,357,568)   $(25,000)     $ (91,893)   $    111,858
                   =======  ======   ==========   =======    ==========   ===========      ======      =========    ============


           See Accompanying Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Years Ended
                                                             May 31,
                                                     1996            1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $(1,413,433)   $(893,430)
                                                    ----------     --------
     Adjustments to reconcile net loss to
       net cash provided by (used in)
       operating activities:
         Sale of discontinued operations by
           receipt of stock                              -         (140,000)
         Expenses paid by issuance of options           47,000         -
        Depreciation and amortization                  243,302      217,576
        Increase in allowance for uncollectible
          accounts receivable                           45,138      151,639
        Decrease (increase) in:
          Accounts receivable                          (73,502)      75,731
          Inventory                                    124,324       21,392
          Foreign taxes receivable                      76,827       10,910
          Prepaid expenses and other                   (55,914)      44,579
          Deposits and other assets                      2,262        1,996
        Increase (decrease) in:
          Accounts payable and accrued expenses       (345,252)    (131,596)
          Customer deposits and unearned revenue       (29,445)     (96,791)
          Other                                           -          50,000
                                                     ---------    ---------
             Total adjustments                          34,740      205,436
                                                     ---------    ---------
             Net cash (used in) operating
                    activities                      (1,378,693)    (687,994)
                                                     ---------    ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
         equipment                                     (36,348)     (68,667)
     Software development costs capitalized            (10,577)     (46,558)
                                                     ---------    ---------
             Net cash (used in) investing
                    activities                         (46,925)    (115,225)
                                                     ---------    ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common and
        preferred stock                              1,466,590      770,000
     Collection of stock subscription
        receivable                                     250,000         -
     Repayment of advances from
        stockholder                                       -         (17,432)
                                                     ---------    ---------
             Net cash provided by
                   financing activities              1,716,590      752,568
                                                     ---------    ---------
   EFFECTS OF EXCHANGE RATE CHANGES
        ON CASH                                         11,366        9,445
                                                     ---------    ---------
   NET INCREASE (DECREASE)IN CASH AND
        CASH EQUIVALENTS                               302,338      (41,206)

   CASH AND CASH EQUIVALENTS,
        beginning of year                              255,178      296,384
                                                     ---------    ---------
   CASH AND CASH EQUIVALENTS, end
        of year                                    $   557,516    $ 255,178
                                                     =========    =========

           See Accompanying Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 -  ORGANIZATION AND BUSINESS

        Euroamerican Group, Inc. ("EAG" or the "Company") was incorporated in the State of Delaware on August 8, 1985. EAG's activities commenced June 1, 1987. EAG and its subsidiaries' principal business is the sale of its real time securities quotation system, Satquote (the "System"), which employs PC technology to display pricing, statistics and analytical studies for securities traded on over 40 exchanges in the United States and the principal markets in Europe, as well as market charting capabilities. Most of EAG's business activity is with customers located in Europe.

        As of May 31, 1996, EAG is approximately 40% owned by CAL
        International, Ltd. (all references to CAL International, Ltd. and its affiliates are hereinafter referred to as "CAL"), a financial services corporation operating under the laws of the United Kingdom.

        In January 1995, CAL, the Company, Messrs. Hubert Scharnowski, the Company's former Chairman and CEO, George Tsirivakos, the Company's Systems Consultant, and Alexis Charamis, the President and Principal Stockholder of the Company's Agency located in Greece, entered into a Memorandum of Understanding (the "Memorandum"). In part, the Memorandum provides for the following:

             - A reconstitution of the Company's Board of Directors whose members CAL has consented to for three (3) years.

             -     The resignation of Mr. Scharnowski as
                   Chairman and CEO upon the submission of
                   all past due periodic reports to be filed with the SEC relating to fiscal 1994. Mr. Scharnowski will receive a consulting fee of 12,000 German Marks per month ($8,500 using exchange rates in effect at May 31,
                   1995) for one year and receive 15% of the Company's net brokerage commissions for the subsequent two (2) years (both subsequently settled in conjunction with the sale of the brokerage business (See
                   Note 3)).

             -     The election of Messrs. Charamis and
                   Tsirivakos to the Board of Directors.

             -     The appointment of a new Chairman and CEO.
                   Mr. Charamis was subsequently appointed
                   Chairman and CEO.

             -     The Company sought an equity capital
                   infusion of no less than $500,000 (See
                   Note 6).

             -     The New Board of Directors developed a
                   business plan to include the following:

                         Settlement of certain existing
                           indebtedness (Note 13)
                         Reduction of operating costs
                         Raising additional capital

             -     The enactment of a Corporate Governance
                   Agreement.

             - Provides for an indemnification and hold harmless of the Company's Directors.

        In March 1995, the Company's Board of Directors approved the sale of certain assets of the Company's brokerage business (the "Brokerage Business") to Mr. Hubert Scharnowski (see Note 3). The Company had, until this date, provided equities, options, and commodity brokerage services by acting as an introducing broker to United States based brokerage houses. Mr. Scharnowski resigned from the Company's Board of Directors in April 1995.

   NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of EAG and its subsidiaries (hereinafter collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

        Inventory

        Inventory, consisting of electronic components of the System, is stated at the lower of cost (first-in, first-out (FIFO) method) or market.

        Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed over the estimated useful life of five (5) years using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the lease or the related asset.

        Software Development Costs

        Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility of computer software products to be sold, leased or otherwise marketed, are charged to research and development as incurred. Once technological feasibility has been determined, costs incurred in the construction phase of software development, including coding, testing and product quality assurance are capitalized.

        Amortization of capitalized software development costs is provided using the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of two (2) years was assigned to capitalized software development costs. Amortization expense amounted to $150,237 and $64,544 for the years ended May 31, 1996 and 1995, respectively.

        Translation of Foreign Financial Statements

        The assets and liabilities of EAG's foreign subsidiaries, EuroAmerican Financial Services, GmbH, EuroAmerican Financial Information, GmbH, and EuroAmerican PLC, are translated into U.S. dollars at exchange rates as of the balance sheet date and revenues and expenses are translated at the average of the rates prevailing during the year. Adjustments from translating foreign currency financial statements are accumulated as a separate component of stockholders' equity.

        Revenue Recognition

             (i) System sales are recognized when the System is installed and deemed operational at which time there are no further significant obligations of the Company.

            (ii)   License fees are recognized upon the
                   installation of the System pursuant to
                   contracts with customers at which time there are no further significant obligations of the Company.

        Research and Development Costs

        Costs associated with research and development are expensed as incurred.

        Net Loss Per Share

        Net loss per share is computed by dividing the net loss for the year applicable to common stock by the weighted average number of shares of common stock outstanding during the year. The exercise of options and conversion of preferred stock were not assumed as their effect would be antidilutive.

        Income Taxes

        SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted regular tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized. There are no material cumulative temporary differences to date.

        Going Concern

        As reflected in the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficiency. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company's liquidity and capital resources to date have been provided from proceeds from sales of equity and trade credit.

        In June 1996, the Company was notified by AGI, its Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent (see Note 9). Revenues from AGI in 1996 and 1995 represented approximately 23% and 22% of the Company's gross revenues. Management believes that virtually all of the revenues introduced by AGI will not continue. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will develop similar to those of AGI.

        In response to the loss from operations and the loss of AGI, management has developed a plan to increase revenues, reduce expenses, and increase operating cash flow.

        In the last quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company has entered into a sales agreement in Germany, and sales representation agreements in the Baltic States, and Lebanon. The Company is also in negotiations to replace AGI for the Italian agency and to establish sales agencies in Switzerland and Poland. Furthermore, the Company executed a sales and marketing agreement with a major worldwide provider of financial instruments. This sales and marketing agreement will initially be launched in England and could be expanded throughout Europe. The Company expects increased sales to result from the aforementioned growth in sales representation, although there can be no assurance that this will occur.

        Throughout fiscal 1996 and continuing into fiscal 1997 the Company has focused on reducing costs. Initially these cost reductions took the form of reduced headcount, reductions in professional fees, and the utilization of the Company's proprietary ticker plant. In fiscal 1997, the Company will implement the next stage in the development of its proprietary ticker plant, through the utilization of a new satellite transmission of North American financial data to Europe replacing leased telephone lines. Commencing in November 1996, the Company's new satellite agreement for its European Downlink provides for an approximate 25% reduction in cost as compared with the existing contract. The Company has made a study of other costs and has made further reductions in headcount and the utilization of consultants. The Company continues to seek out other cost savings opportunities. Lastly, certain officers have notified the Company of their intention of suspending from 37% to 50% of further compensation payments to them subsequent to September 1, 1996 until such time as the Company's cash flow improves to be reviewed on a quarterly basis.

        The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes it is likely that additional financing will be required. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company.


   NOTE 3 -  DISCONTINUED OPERATIONS

        At a Board of Directors meeting held in March 1995, the Board approved the sale of substantially all of the assets of the Company's brokerage business (the "Discontinued Business") to Mr. Hubert Scharnowski, the Company's former Chairman and Chief Executive Officer and member of the Board of Directors, for 700,000 shares of the Company's common stock owned by Mr. Scharnowski and certain releases from employment and other consulting agreements with Mr. Scharnowski which was a minimum annual commitment of 144,000 Marks ($102,000 using exchange rates in effect at May 31, 1995).

        The assets sold consisted of fixed assets with nominal carrying value and the brokerage customer list which value was not reflected on the Company's books and records. In fiscal 1995, the Company recognized a gain of approximately $112,000 net of related costs, resulting from the sale of these assets. The shares received were valued at $140,000 the estimated fair value of the stock ($.20 per share). Management believes the value of the stock received is the basis for determining the gain on the sale because its value is more clearly evident than the assets disposed. Operating results for the Discontinued Business for the periods presented are shown separately in the accompanying statements of operations.

        Net revenues of the Discontinued Business were as follows:

                                Years Ended
                                   May 31,
                              1996        1995

                            $   -       $436,437

        The above amounts are not included in net revenues in the accompanying statements of operations.

   NOTE 4 -  FOREIGN TAXES RECEIVABLE

        Foreign taxes receivable consists of value added taxes paid to foreign taxing authorities which are refundable to the Company.

   NOTE 5 -  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                     1996
             Computer and electronic
               transmission equipment              $519,845
             Furniture                               65,338
             Leasehold improvements                  30,693
             Automobiles                             14,316
                                                   --------
                                                    630,192
             Less:  Accumulated depreciation
              and amortization                      528,965
                                                   --------
                                                   $101,227
                                                   ========

   NOTE 6 -  STOCKHOLDERS' EQUITY

        Cumulative Transaction Adjustment

        In the fiscal years ended May 31, 1996 and 1995, the Company recorded $49,601 and $214,282, respectively, of intercompany foreign currency translation gains resulting from translating intercompany balances denominated in German Marks and British Sterling into U.S. dollars as cumulative translation adjustments in stockholders' equity because settlement of these intercompany balances is not anticipated in the foreseeable future.

        Common Stock

        In April 1995, the Company commenced a private placement of its common stock. The placement was originally for 5,500,000 shares of the Company's common stock at $.20 per share (the estimated fair value of the Company's common stock at the date of issuance). Transfer of these shares was restricted until May 1996. Thereafter, transferability will depend on whether or not an exemption from registration is available. The Company has granted the purchasers in the placement registration rights in the event an exemption is not available. At May 31, 1995, the Company had completed the offering and had placed 4,750,000 shares of common stock receiving $700,000. 2,500,000 of these shares were purchased by CAL and 1,750,000 shares were purchased by an entity affiliated with Mr. Charamis. In July 1995, the Company received the remaining balance of $250,000.

        In July 1995, the Company's Certificate of Incorporation was amended to increase the number of authorized number of shares of common stock from 15,000,000 to 35,000,000.

        In July 1995, the Company issued 100,000 shares of its common stock in satisfaction of $20,000 of indebtedness to a consultant.

        In April 1996, the Company issued 4,388,333 shares of its common stock in a private placement receiving net proceeds of $976,609.

        Preferred Stock

        The Board of Directors is authorized to issue, by resolution and without any action by stockholders, up to 2,000,000 shares of Preferred Stock and may establish the designations, dividend rights, dividend rate, conversion rights, voting rights, terms of redemption, liquidation preference, sinking fund terms and all other preferences and rights of any series of Preferred Stock, including rights that could adversely affect the voting power of the holders of Shares. In November, 1995 the Board of Directors designated 325,000 shares of Preferred Stock as Series A Preferred Stock, with the rights and preferences described below.

        The Series A Preferred Stock is not entitled to vote and is not entitled to any dividends. On November 30, 1997 (the "First Redemption Date"), the Company shall be entitled to, and on November 30, 1998 (the "Final Redemption Date"), the Company shall, redeem all but not less than all of the Series A Preferred Stock. The Company may, at its election, redeem Series A Preferred Stock in cash or in common shares, except that the Company may not redeem the Series A Preferred Stock in common shares on the First Redemption Date unless the Net Income Test (defined below) is met. If redemption is made in cash, the redemption price is $2.00 per share plus $.32 per share if redeemed on the First Redemption Date, and $.48 per share if redeemed on the Final Redemption Date. If redemption is made in common shares, and if the Net Income Test is met, the number of Shares issued for each share of Series A Preferred Stock shall be equal to the quotient of dividing $2.00 by 90% of the Average Price (defined below). If the Net Income Test is not met, the number of common shares is equal to the Conversion Rate (defined below). "Net Income Test" means that the Company's consolidated net income, determined in accordance with generally accepted accounting principles, for the last fiscal year ending prior to the date of the redemption, is at least $750,000. "Average Price" means the average of the reported closing high bid and low asked prices per common share for the 30 trading days ending 15 days prior to the Company's Notice of Redemption in the principal market in which the Shares are then traded. It is the Company's intent to repay the redemption through the issuance of common stock.

        The Series A Preferred Stock is convertible into common shares at the option of the holder on November 30, 1996, November 30, 1997 and November 30, 1998 at the following rates (the "Conversion Rate"): 8 common shares for each share of Series A Preferred Stock, if converted on November 30, 1996; 7 common shares if converted on November 30, 1997; and 6 common shares if converted on November 30, 1998.

        Preferred Stock

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

        In November 1995 and January 1996, the Company issued 245,000 shares of Series A Preferred Stock receiving net proceeds of $489,981. Additionally, in May 1996 the Company received a stock subscription from an officer and director for 12,500 shares of Series A Preferred Stock for $25,000.

        As part of the issuance of the Series A Preferred Stock, certain members of the Company's management agreed to accept options to acquire 35,000 shares of Series A Preferred Stock at an exercise price of $.10 per share through November 1998 in lieu of $70,000 of cash consideration to be paid through August 1996. Through May 31, 1996, the Company has recognized $47,000 of expense related to these options.

   NOTE 7 -  COMMITMENTS AND CONTINGENCIES

        (a) The Company is obligated under various noncancellable operating leases for machinery and equipment and office space with various expiration dates through June 1999. Future minimum rental payments are as follows:

                            Year ending
                              May 31,
                               1997          $111,804
                               1998            75,610
                               1999            16,870
                               2000             1,406

             Rental expense for the years ended May 31, 1996 and 1995 was approximately $107,000 and $141,000, respectively.

        (b) In conjunction with the operation of the Satquote System, the Company is obligated under certain contracts for satellite transmission services noncancellable with various terms of expiration through 1997 as follows:

                         Year Ending
                           May 31,

                             1997                  $78,708


        (c) As of August 1995, the Company entered into a consulting agreement with Mr. George Tsirivakos (an Officer and Director of the Company) and his affiliate Tsirivakos Software for the period August 1, 1995 to July 31, 2000 at a monthly rate of 6,000 Marks (approximately $3,900 using exchange rates in effect at May 31, 1996). On each June 30 on which this contract is in effect and not terminated (beginning June 30, 1996), EAG shall award Mr. Tsirivakos a number of shares of common stock equal to the quotient of dividing $15,000 by the average of the closing bid and asked prices of the common stock as reported by the principal market in which the Company's common stock trades for the thirty (30) days prior to the June 30 in question, but in no event less then $.20 per share.

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

             Also in August 1995, the Company entered into an employment agreement with Mr. Tsirivakos for an indefinite period at an annual compensation of 108,000 Marks (approximately $71,000 using exchange rates in effect at May 31, 1996).

        (d) In February 1996, the Company entered into a two (2) year employment with its Chief Executive Officer expiring in November 1997. The contract provides for annual base compensation of $120,000 per annum plus an annual bonus of 5% of annual net profits, as defined. The contract also provides for additional compensation in the case of a change in control of the Company, as defined.

        (e) In 1996, a legal action was brought against the Company by Locat, Spa., an Italian financing Company. Locat alleges that in 1994 it made payments aggregating 115,600 DM ($76,000 using exchange rages in effect at May 31, 1996) for the purchase of certain equipment which was never delivered. The Company's records indicate that the sales were made to Finaxx Spa, its former Italian sales agent, and that the payments in question were for the account of Finaxx. The action is in the early stages and as such the ultimate outcome of this matter is not currently determinable. The Company does not believe that the resolution of this matter will have a materially adverse impact on the Company's financial statements.

   NOTE 8 -  STOCK OPTIONS

        (a) In May 1988, the Company adopted its 1988 Stock Incentive Plan (the "Plan"). An aggregate of 1,000,000 shares of common stock have been reserved for issuance under the Plan, subject to adjustments in the event of stock splits, dividends, recapitalization or similar changes affecting the Company's outstanding common stock. The Plan provides for three types of incentive awards which may be granted to employees and directors who are not employees of the Company: (1) stock awards, (2) incentive stock option awards, and (3) non-qualified stock option awards.

                                                1996            1995

             Options outstanding, beginning
              of year                         800,000(1)     1,000,000

             Options granted                     -                -

             Options canceled                    -            (200,000)
                                              -------        ---------
             Options outstanding, end
              of year                         800,000          800,000
                                              =======        =========

             Options available for future
              grant                           200,000          200,000
                                              =======        =========
             ____________

             (I) In fiscal 1996, the exercise price of this option was reduced to $.20 per share through January 2000 after which time the exercise price is $.50 per share through April 2004.

        (b) In conjunction with the Memorandum of Understanding, the Company issued the following options:

                     (I) CAL received an option to acquire 1,000,000
                         shares of common stock at an exercise price of $.20 (the estimated fair value of the Company's stock at the time of grant) per share through January 23, 1999.

                    (ii) Mr. Charamis received an option to acquire a
                         number of shares equal to 13.33333% of the Company's number of shares outstanding on a fully diluted basis at an exercise price of $.20 per share (the estimated fair value of the Company's stock at the time of grant) through January 23, 2000. In conjunction with the Company's April 1996 private placement, Mr. Charamis agreed to cap his option at the then 13.33333% of the fully diluted shares prior to the April 1996 private placement (3,387,258).

                   (iii) Mr. Tsirivakos received an option to acquire 500,000 shares of common stock through September 2003 (See
                         Note 7(c)). The option will be exercisable for 100,000 shares beginning on June 30 of each year in which his employment agreement is in effect (beginning June 30, 1996) at an exercise price of $.20 (the estimated fair value of the Company's stock at the time of grant) for the initial 100,000 shares, increasing by $.10 per share on each succeeding June 30 for the shares that become exercisable on such June 30.

             Options outstanding at May 31, 1996 are as follows:

             Expiration    Shares Subject
                Date          to Option         Option Price    Exercisable

              9/01/03           100,000           $.50                -
              9/01/03           100,000           $.60                -
              9/01/03           100,000           $.20                -
              9/01/03           100,000           $.30                -
              9/01/03           100,000           $.40                -
              1/23/99         1,000,000           $.20           1,000,000
              1/23/00         3,387,258           $.20           3,387,258
              4/01/04           800,000           $.20-$.50        800,000


   NOTE 9 -  SIGNIFICANT SOURCES OF REVENUE AND CREDIT RISK

        In fiscal 1996 and 1995, the Company had sales to one (1) customer representing 23% and 22% of total sales, respectively. In June 1996, the sales agency agreement with this customer expired without renewal and the Company does not expect to receive future revenue from this customer.

        Most of the Company's business activity is with customers in the financial services industry primarily located in Europe.
        Periodically the Company reviews its accounts receivable and makes provisions for doubtful accounts.

   NOTE 10 - CASH FLOWS

        Supplemental disclosure of cash flow information:

                                      1996          1995
        Cash paid for:
          Interest               $13,489           $3,986
          Taxes                      $  -              $  -

   NOTE 11 - GEOGRAPHIC AREAS

        Summarized geographic areas exclusive of intercompany transactions and balances, are as follows:

                                                          May 31,
        GEOGRAPHIC AREA DATA                        1996            1995

        Sales to unaffiliated companies:
           United States                        $     7,370     $    51,510
           Germany                                1,606,141       2,274,680
           United Kingdom                           202,332         258,266
                                                -----------     -----------
                                                $ 1,815,843     $ 2,584,456
                                                ===========     ===========

        Operating income (loss) from
          continuing operations before
          income tax benefit:
           United States                        $  (617,538)    $  (871,321)
           Germany                                 (863,681)       (585,781)
           United Kingdom                           (50,034)         27,908
                                                -----------     -----------
                                                $(1,531,253)    $(1,429,194)
                                                ===========     ===========

        Identifiable assets:
          United States                         $   523,576     $   134,477
          Germany                                   488,863         847,318
          United Kingdom                             86,074         170,034
                                                -----------     -----------
                                                $ 1,098,513     $ 1,151,829
                                                ===========     ===========

   NOTE 12 - TAXES

        The Company has unused net operating losses available for carryforward against future years' taxable income in the U.S. expiring through fiscal year 2011 of approximately $1,714,000 subject to certain limitations. The German subsidiaries have unused net operating losses of approximately 4,131,000 Marks available at May 31, 1996 ($2,704,400 using exchange rates in effect at May 31, 1996) to offset future taxable income which may be carried forward indefinitely.

        Management has assessed the likelihood of the realization of its net operating loss carryforwards on a jurisdictional basis. The Company has provided a full valuation allowance for the net operating losses given the uncertainty as to their realization.

        The deferred tax asset consists of the following:

             Net Operating Losses                      $ 1,672,600
             Valuation Allowance                        (1,672,600)
                                                       -----------
                                                       $     -
                                                       ===========

        The Company has recognized an income tax benefit from continuing operations for the years presented only to the extent of taxes provided for discontinued operations and extraordinary item in the accompanying consolidated statements of operations.

   NOTE 13 -  EXTINGUISHMENT OF DEBT

        (a) The Company had defaulted on its payment to its United States satellite transmission provider. On September 26, 1994, the Company was served with a complaint by the satellite provider. The Company did not respond to the complaint and, on January 23, 1995, a judgment was entered against the Company in the amount of $72,382, plus interest of $3,779. A second suit was filed by the satellite provider in February 1995 for $70,973 representing further defaults by the Company. In April 1995, the Company under its new management agreed to settle this matter as follows: the provider is marking the judgment satisfied and canceled of record, dismissed the lawsuit with prejudice, released the Company from any claim under the lease, the Company agreed to pay $50,000 to the provider and the Company and the provider entered into a new lease agreement commencing January 1, 1996 for a six year term. The lease was guaranteed by the Company's subsidiaries. The contract is cancelable at December 31, 1998 by the Company if it ceases to be doing business in the United States. The Company recognized a gain of approximately $111,000, exclusive of tax benefit, in fiscal 1995 relating to the resolution of this matter. In fiscal 1996, the Company entered into an agreement with the satellite provider to terminate the new lease by remitting past due amounts on the $50,000 settlement discussed above.

        (b) The Company defaulted on its payment to its former satellite provider in Europe. On August 1, 1994, the Company was served with a complaint by the satellite provider. Although the Company contested the complaint, the court ruled in favor of the satellite provider. This matter was settled by the Company's new management in the third quarter of 1995 under an agreement providing for aggregate payments of 190,000 Marks ($134,000 using exchange rates in effect at May 31, 1995) payable from April 1995 through July 1996. The Company recognized a gain of approximately $4,400, exclusive of tax benefit, in fiscal 1995 relating to the resolution of this matter.

             On August 31, 1994, the Company was served a summons by a vendor seeking payment for past due invoices aggregating $107,000 plus costs of the lawsuit. The Company responded to the summons and filed a counterclaim against the vendor alleging breach of contract. This matter was settled by the Company's new management in January 1995 by the mutual release of both parties and no amounts were required to be paid or received by the Company. The Company recognized a gain of approximately $83,000, exclusive of tax benefit, in fiscal 1995.

        (d) In fiscal 1995, the Company also renegotiated certain other liabilities resulting in reductions of amounts owed of approximately $68,000, exclusive of tax benefit.

        (e) In fiscal 1996, the Company renegotiated certain liabilities resulting in reductions of amounts owed principally to former legal counsel of $117,820, exclusive of tax benefit.

   NOTE 14 -  RELATED PARTY TRANSACTIONS

        (a) For part of fiscal 1996 and all of fiscal 1995, the Company's UK subsidiary utilized certain administrative services of CAL at no cost to the Company. These services were not material to the Company.

        (b) The Company was charged $48,000 and $45,000, in fiscal 1996 and 1995, respectively, for accounting and bookkeeping services by an accounting firm in which an officer and director of the Company is a partner.

        (c) Revenues from the Company's sales agency located in Greece in which the Company's Chairman and CEO is a principal stockholder were as follows:

                                        Year Ending
                                          May 31,
                                       1996       1995

             License fees            $87,950    $55,056
             System sales             48,247     23,804


   NOTE 15 - ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

        In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB 123). The Company is required to adopt the provisions of this statement for its fiscal year ended May 31, 1997. This statement encourages all entities to adopt a fair value based method of accounting for employees stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by FASB 123.

   Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

             Not Applicable.

                                    PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

             As of May 31, 1996, the names and ages of the directors and executive officers of the Company and their positions with the Company, are as follows:

             Name           Age            Positions

        Alexis Charamis      34       Chairman of the Board, Chief
                                      Financial Officer, Chief Executive
                                      Officer and Director

        Steven C. Millner    35       Secretary and Director

        George Tsirivakos    33       Vice President and Director


             The principal occupations for the past five years (and, in some instances, for prior years) of each of the persons named above are as follows:

             Alexis Charamis - Mr. Charamis became a member of the Board of Directors in February 1995 pursuant to Memorandum of Understanding. See
   Item 1. In March 1995, he replaced Mr. H. Scharnowski as Chairman and Chief Executive Officer and is currently devoting substantially all of his business time to the Company and EAG SA (defined below). Mr. Charamis has been associated with the Company since 1990, when he formed EuroAmerican Group Hellas S.A. ("EAG SA") to act as the Company's independent representative in Greece. Since then he served as President and Managing Director of EAG SA. In addition, during the last five years, Mr. Charamis has been involved in investment banking and financial services in Greece. Since 1988, Mr. Charamis has been a partner in Interact SA, which is a correspondence office for Prudential Bache Securities in Athens, Greece, and until 1993 was actively involved in its business. In 1991, he formed Interact Securities SA, a Greek brokerage firm member of the Athens Stock Exchange and was a member of its board until late in 1994 when he sold his interest. Mr. Charamis was formerly a member of the treasury and investment committees of the National Mortgage Bank of Greece, the third largest bank in that country, and a member of the investment committee. Mr. Charamis holds a Bachelor of Arts from New York University in Economics and Political Science. In 1987 he took his Master of Science from the London School of Economics in the Politics of the World Economy.

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

   Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company believes that, during fiscal year 1996, the following persons did not make timely filings: Mr. Charamis (two reports covering two transactions with the Company involving changes to his Common Stock option and the grant of an option on the Company's Series A Non-Voting Convertible Senior Preferred Stock (the "Series A Preferred Stock"). Mr. Millner (two reports covering two transactions with the Company involving changes to his Common Stock option and the grant of an option on the Series A Preferred Stock); and CAL (two reports covering two transactions with the Company involving the purchase of Series A Preferred Stock). In addition, the Company believes that during such year Hubert Scharnowski, who with a corporation owned by him, was the owner during part of fiscal 1996 of more than 10% of the Common Stock, did not file two reports covering two transactions (the grant to the Company of a transferrable option to purchase certain of his Common Stock and the subsequent exercise of such option by the transferee thereof).

   Item 10.  Executive Compensation.

             The following table sets forth information about compensation from the Company for the executive officers shown below.

                                                     SUMMARY COMPENSATION TABLE
                                                                                            Long Term
                                                                                          Compensation
                                                                                           Securities
                                                    Annual                             Underlying Options
                                                 Compensation                            (No. of Shares)

                                                                       Other                       Series A         All Other
           Name and           Fiscal Year                              Annual        Common        Preferred      Compensation
      Principal Position        May 31,      Salary ($)    Bonus    Compensation      Stock          Stock            ($)

    Alexis Charamis, CEO          1996        $105,054      -0-         -0-        3,387,258(a)    20,000(b)           -0-
                                  1995(c)     $ 21,546      -0-         -0-        2,816,916(a)       -0-              -0-

    George Tsirivakos,            1996        $130,032      -0-      $20,325(d)         -0-           -0-              (e)
    Vice President                1995             -0-      -0-         -0-          500,000          -0-              (e)
                                  1994             -0-      -0-         -0-          200,000(f)       -0-              (e)

   __________________

   (a) The number of shares of Common Stock shown above in 1995 and 1996 arise under the same option, which was initially granted to Mr. Charamis in January 1995. Until April 1996, the shares of Common Stock subject to this option were 13.3333% of the shares, assuming the exercise of Mr. Charamis' option and all other options outstanding at time of such exercise. In April 1996, the maximum number of shares subject to the option was fixed at 3,387,258 shares (subject to anti-dilution provisions for stock dividends and the like) and the expiration date of the option was extended by one year to January 23, 2000. The shares of Common Stock subject to the option are shown based on the number of outstanding shares and those subject to outstanding options at each fiscal year-end.

   (b)  For information about this option, see "Option Grants in Fiscal
        1996."

   (c) Mr. Charamis began receiving annual compensation from the Company in February 1995.

   (d) Of the amounts under "Other Annual Compensation" for Mr. Tsirivakos, approximately 64% was the cost of the lease of an automobile and the remainder was the cost of health insurance.

   (e) During fiscal 1994 and 1995, Mr. Tsirivakos' services were provided to the Company by Tsirivakos Software, a company owned by Mr. Tsirivakos. In 1996, certain services were provided to the Company through Tsirivakos Software and other services were provided by Mr. Tsirivakos directly. For information about payments to Tsirivakos Software, see "Arrangements with Directors" below.

   (f) These options were canceled in connection with the grant of options covering 500,000 shares of Common Stock in fiscal 1995.



   Stock Options.

             The following table gives information about options granted in fiscal 1996 to the persons named in the Summary Compensation Table to whom options were granted.


                                                    OPTION GRANTS IN FISCAL 1996
                        Number of Securities         % of Total Options
                             Underlying                 Granted to
          Name            Options Granted        Employees in Fiscal Year         Exercise Price            Expiration Date
                        Common      Preferred       Common      Preferred      Common      Preferred      Common      Preferred
                       Stock(a)      Stock(b)     Stock(a)        Stock       Stock(a)       Stock       Stock(a)       Stock

    Alexis Charamis   3,387,258       20,000         81%           57%          $.20         $.10        1/23/2000    11/30/98

   ____________________

   (a) The number of shares of Common Stock shown above in 1996 arise under an option which was initially granted to Mr. Charamis in January 1995. Until April 1996, the shares of Common Stock subject to this option were 13.3333% of the shares, assuming the exercise of Mr. Charamis' option and all other options outstanding at time of such exercise. In April 1996, the maximum number of shares subject to the option was fixed at 3,387,258 shares (subject to anti-dilution provisions for stock dividends and the like) and the expiration date of the option was extended by one year to January 23, 2000. The shares of Common Stock subject to the option are shown based on the number of outstanding shares and those subject to outstanding options at each fiscal year-end. For purposes of this table, the extension of the term of the option has been treated as the grant of a new option.

   (b) The options on shares of Series A Preferred Stock were granted under Mr. Charamis' Employment Agreement which provides for a compensation reduction by Mr. Charamis of $40,000 during the period November 1, 1995-August 1, 1996. To raise capital, during fiscal 1996, the Company sold shares of Series A Preferred Stock to CAL, the Company's principal shareholder, and to other investors, at a price of $2.00 per share. Each share of Series A Preferred Stock is convertible in shares of Common Stock as follows: if converted on November 30, 1996 (the Series A Preferred is convertible only on the dates set forth herein), 8 shares of Common stock for each share of Series A Preferred Stock; if converted on November 30, 1997, 7 shares; and if converted on November 30, 1998, 6 shares.

             No options were exercised during fiscal 1996. The following table presents certain information about options held at the end of fiscal 1996 by the executive officers named in the Summary Compensation Table. The value of unexercised in-the-money options for Common Stock has been computed by the difference between (i) the average of the closing low bid and high asked prices for the Common Stock on May 31, 1996 ($.75) (the "Year-End Common Stock Price") and (ii) the $.20 per share option price in the case of Mr. Charamis, and in the case of Mr. Tsirivakos, option prices of $.20 per share for the 100,000 shares exercisable on June 30, 1996, increasing by $.10 per share for the 100,000 shares that become exercisable on each of the next four anniversaries. The value of unexercised in-the-money options for Series A Preferred Stock has been computed by the difference between (i) the Year-End Common Stock Price multiplied by the eight shares of Common Stock into which each share of Series A Preferred Stock is convertible on November 30, 1996 and (ii) the option price of $.10 per share of Series A Preferred Stock.

                                 FISCAL YEAR-END OPTION VALUES


                              Number of Securities                     Value of
                             Underlying Unexercised            Unexercised In-the-Money
                         Options/SARs at Fiscal Year End      Options at Fiscal Year-End
                          Common Stock   Preferred Stock    Common Stock    Preferred Stock
                          Exercisable/     Exercisable/     Exercisable/     Exercisable/
           Name          Unexercisable    Unexercisable    Unexercisable     Unexercisable

    Alexis Charamis      3,387,258/-0-     14,000/6,000    $1,862,992/-0-   $82,600/$35,400
    George Tsirivakos     -0-/500,000          ---          -0-/$175,000          ---


   Arrangements With Directors.

             The Company and Mr. Charamis are parties to an employment agreement entered into as of February 29, 1996. Under this agreement, Mr. Charamis is employed as the Company's Chief Executive Officer, effective November 1, 1995, for a term of two years. During the first year of the term, Mr. Charamis' base salary is $120,000 comprised of $80,000 in cash and options on Series A Preferred Stock valued at $40,000 described under the "Option Grants in Fiscal 1996" table. The agreement provides that the parties will endeavor to negotiate an appropriate salary adjustment for the second year of the employment term to reflect the Company's growth and profitability. Mr. Charamis is also entitled to incentive compensation of 5% of the Company's annual pre-tax profit, without deduction for any research and development expenses in excess of $80,000, determined on a calendar year basis, except if such pre-tax profit exceeds $1,000,000 the percentage to determine incentive compensation on the excess is 4%. Mr. Charamis is also entitled to all the benefits generally available to executive officers of the Company, including the use of an automobile and health and life insurance. If the Company is sold, the agreement provides Mr. Charamis is to be paid a bonus at the closing as follows: if the price is equivalent to at least $.75 per share but less than $1.00 per share, $250,000; if at least $1.00 per share but less than $1.25, $500,000; if at least $1.25 per share, $750,000.

             During the fiscal years ended May 31, 1994, 1995 and 1996, the Company made payments to Tsirivakos Software, a company owned by Mr. Tsirivakos, of DM 289,800 ($175,967 using the exchange rate used in the preparation of the Company's financial statements for that year), DM 280,600 ($198,076), and DM 98,400 ($64,422), respectively. Tsirivakos
   Software provided the services of Mr. Tsirivakos, among other persons, to the Company. Under a Consulting Agreement entered into as of August 1, 1995, Tsirivakos Software is providing services for a monthly fee of DM 6,000 ($3,928 using the exchange rate in effect at May 31, 1996). The agreement may be terminated by the Company for cause (as defined in the agreement) and has a term expiring on July 31, 2000. The options held by Mr. Tsirivakos referred to in the Fiscal Year-End Option Values table were granted under this agreement. The agreement also provides that on each June 30 in which the agreement is in effect (beginning June 30, 1996) the Company will award Mr. Tsirivakos a number of shares of Common Stock having a value of $15,000, determined by the average of the closing bid and asked prices (but not less than $.20 per share) during the 30 days prior to the award. The shares to be awarded on June 30, 1996 were not awarded. In lieu thereof, the Company and Mr. Tsirivakos agreed in August 1996 that upon payment by Mr. Tsirivakos to the Company of $10,000, 12,500 shares of Series A Preferred Stock would be issued to him.

             In addition, EFI GmbH and Mr. Tsirivakos are parties to an employment agreement entered into as of August 1, 1995. Under this agreement, Mr. Tsirivakos is employed as the managing director of EFI GmbH for an indefinite term, subject to the right of each party to terminate the agreement on three months notice, effective as of the end of the calendar quarter following notice. Mr. Tsirivakos is entitled to an annual salary of DM 108,000 ($70,707 using exchange rates in effect on May 31, 1996). He is also entitled to the use of an automobile provided by EFI GmbH and reimbursement for the cost of health insurance for himself and his minor children.

             Directors do not receive any separate compensation for their services as directors.

   Item 11.  Security Ownership of Certain Beneficial Owners and Management.

             The following table sets forth, as of August 1, 1996, information about the beneficial ownership of Common Stock by (i) each person known to the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company and each executive officer named in the Summary Compensation Table (See Item 10), and (iii) all executive officers and directors of the Company as a group. Except as indicated below, all shares are owned with the sole voting and investment power.


                                               Number of Shares              Percentage (a)
                                                           Series A                   Series A
            Name and Address of              Common        Preferred      Common      Preferred
              Beneficial Owner                Stock          Stock        Stock         Stock

    CAL International Limited(b)           9,300,000(c)       -0-         43.4%          -0-(b)
    P.O. Box 83
    Ordnance House
    31 Pier Road, St. Helier
    Jersey, Channel Islands

    Hubert Scharnowski/SABHU               1,300,000          -0-          6.4%          -0-
    c/o Scharnowski GmbH
    Sodener Str. 12
    63454 Hanover
    Germany

    Alexis Charamis                        3,387,258(d)     20,000        14.2%(e)      7.1%
    c/o Euro American Group Hellas
      S.A.
    5, Milioni Street
    10673 Athens, Greece
    Eurotech Invest. Ltd.                  1,750,000          -0-          8.6%          -0-
    80 Broad Street
    Monrovia, Liberia

    Steven C. Millner                        800,000(f)     15,000         3.8%         5.4%
    c/o Dalessio, Millner & Leben LLP
    245 Fifth Avenue
    New York, New York  10016

    George Tsirivakos                        150,000(g)       -0-          0.7%          -0-
    c/o EAG Financial Information
      GmbH
    Hanauer Landstrasse 208-216
    D-60314 Frankfurt am Main
    Germany

    All directors and executive            4,337,258        35,000        17.5%         12.5%
    officers as a group (3 persons)(h)

   ___________

   (a) Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares subject to options or convertible securities that are exercisable within 60 days are treated as owned by the holder of the option and are added to Common Stock outstanding for purposes of calculating the percentage of the Common Stock beneficially owned by that person but are not added to Common Stock outstanding for purposes of calculating the percentage ownership of any other person.

   (b) Klaus Hebben beneficially owns all of the capital stock of CAL and also owns 162,500 shares of Series A Preferred Stock which on November 30, 1996 will become convertible into 1,300,000 shares of Common Stock. Mr. Hebben and CAL share voting and dispositive power.

   (c)  Includes 1,000,000 shares subject to an option to purchase Common
        Stock.

   (d) All of the shares of Common stock are issuable upon exercise of the option to purchase Common Stock referred to under the "Option Grants in Fiscal 1996" table. In addition to the shares of Common Stock referred to above, Doupsi Investment Corporation ("Doupsi"), a company in which Mr. Charamis's wife and brother own a majority of the stock and in which Mr. Charamis is an officer and a director, owns 70,000 shares of Common Stock. Mr. Charamis disclaims beneficial ownership of these shares. All of the shares of Series A Preferred Stock are issuable under the option to purchase Series A Preferred Stock referred to under the "Option Grants in Fiscal 1996" table.

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

   (g) Of the shares of Common Stock, 100,000 are issuable on exercise of an option. The remaining shares are owned by Tsirivakos Software. See "Arrangements With Directors" for a description of a proposal under which Mr. Tsirivakos' would purchase 12,500 shares of Series A Preferred Stock.

   (h) Mr. Millner is serving as a director as a designee of CAL. Mr. Millner has advised the Company that he is not a representative of CAL and has no understandings with CAL regarding his service as a director. Common Stock owned by all directors and executive officers as a group does not include Common Stock beneficially owned by CAL or by Mr. Hebben.


             For description of the Memorandum of Understanding, See Item 1.

   Item 12.  Certain Relationships and Related Transactions.

             The accounting firm of Dalessio, Millner & Leben LLP, of which Mr. Millner, the Company's Secretary and a Director, is a partner, charged $48,000 during fiscal 1996 for accounting and bookkeeping services rendered to the Company. Of such amount, it was agreed between the Company and such firm that $30,000 would not be paid and Mr. Millner would be granted options on 15,000 shares of Series A Preferred Stock comprised of options on 9,500 shares granted in fiscal 1996 on terms substantially equivalent to Mr. Charamis' options on Series A Preferred Stock described under the "Option Grants in Fiscal 1996" table and options on 5,500 shares of Series A Preferred Stock granted for compensation reductions taken from June through August 1996. Charges for similar services during fiscal 1995 were $45,000 and services of a similar nature are being provided during the current fiscal year.

             EAG SA, of which Mr. Charamis is the principal stockholder, is the Company's sales agent in Greece. During fiscal 1996 and 1995, EAG SA made payments to the Company of $136,197 and $78,860, respectively, for license fees and for hardware used in systems. Under the terms of the agency agreement, EAG SA is entitled to 50% of all revenues from Satquote customers in Greece. Revenues are determined before reduction for fees paid to the Athens Stock Exchange by EAG SA on behalf of the Company from the Company's share of revenues.

             As described in Note 3 to the Consolidated Financial Statements for fiscal 1996, the Company sold the assets of the Brokerage Business to Mr. Scharnowski (who is named in the table in Item 11) in April 1995.
   From the beginning of fiscal 1994 until December 1994 when the contract expired, Mr. Scharnowski had an employment agreement with the Company which provided for annual base compensation of DM 144,000 ($102,000 using exchange rates in effect at May 31, 1995), plus an annual bonus of between 3% and 5% based on the Company's net profits. In addition, Mr. Scharnowski was entitled to an automobile, certain health insurance reimbursements and certain expense account allowances. Under the Memorandum of Understanding, (i) Mr. Scharnowski was retained as a consultant for a period beginning upon termination of his employment with the Company and ending in January 1996 for compensation of DM 12,000 per month ($8,500), and (ii) Mr. Scharnowski was retained as managing director of the Brokerage Business for three years and he was entitled to compensation of 15% of the Brokerage Business' net commissions during the second and third years. No payments were made under these arrangements and they were canceled in connection with the sale of the Brokerage Business.

             In March 1996, Mr. Scharnowski granted the Company a transferrable option to purchase up to 1,700,000 shares of his Common Stock at $.10 per share. The option was to expire on May 29, 1996, except that if the option was exercised for at least 1,000,000 shares, then the remainder of the option could be exercised, in whole or in part, by the Company. The Company assigned 1,000,000 shares of the option to a third party who exercised the option for all of such shares on or prior to May 29, 1996.

             Under the Memorandum of Understanding, Mr. Charamis and CAL were granted options to purchase Common Stock. See Items 1 and 10. As part of an offering of Common Stock outside the United States that commenced in April 1995, (i) CAL purchased 2,500,000 shares of Common Stock at a price of $.20 per share and (ii) Eurotech Invest. Ltd. purchased 1,750,000 shares of Common Stock at a price of $.20 per share. In certain circumstances, the Company has granted CAL, Eurotech Invest. Ltd and the other purchasers in the offering registration rights covering the shares purchased. In October and November 1995 and in January 1996, Mr. Klaus Hebben, the parent of CAL, purchased an aggregate of 162,500 shares of Series A Preferred Stock to provide capital to the Company. As described under the "Option Grants in Fiscal 1996" table in Item 10 and in the table in Item 11, Messrs. Charamis and Millner have been granted options for 20,000 shares and 15,000 shares, respectively, of Series A Preferred Stock.

             With respect to "parents" of the Company, see Item 11 and the description of the Memorandum of Understanding in Item 1.


   Item 13.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             The exhibits filed herewith are incorporated by reference to the
             Exhibit Index.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 EUROAMERICAN GROUP INC.



                                 By:  /s/ Alexis Charamis
                                      Alexis Charamis
                                      President

                                 Date:     September 12, 1996

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                 By:  /s/ Alexis Charamis
                                      Alexis Charamis
                                      Principal Executive, Financial and
                                      Accounting Officer and Director

                                 Date:     September 12, 1996


                                 By:  /s/ Steven C. Millner
                                      Steven C. Millner
                                      Director

                                 Date:     September 12, 1996


                                 By:  /s/ George Tsirivakos
                                      George Tsirivakos
                                      Director

                                 Date:     September 12, 1996

                                  EXHIBIT INDEX
                             EUROAMERICAN GROUP INC.

                          ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

        Exhibit   Description

        3.1       Certificate of Incorporation of the Company, as amended.(1)

        3.2       By-Laws of the Company.(2)

        10.1      1988 Stock Incentive Plan.(3)

        10.2 Lease for the Company's principal office in Frankfurt, Germany.(4)

        10.3 Form of Indemnification Agreement with the Company's Officers and Directors.(5)

        10.4 Asset Purchase Agreement by and between Scharnowski, GmbH and EAG Financial Services GmbH.(6)

        10.5 Memorandum of Understanding, dated January 23, 1995, among the Company, Hubert Scharnowski, SABHU Inc., Alexis Charamis, George Tsirivakos, CAL International Limited, CAL Futures Limited and Eurotech Invest. Ltd.(7)

        10.6      Amendment to Memorandum of Understanding.

        10.7 Employment Agreement between EAG Financial Informations GmbH, and George Tsirivakos.(8)

        10.8 Consulting and Share contract between the Company, EAG Financial Informations GmbH, and George Tsirivakos.(9)

        10.9 Employment Agreement, dated February 29, 1996, between the Company and Alexis Charamis.

        22        Subsidiaries of the Company.(10)

        27        Financial Data Schedule (EDGAR version only).

   __________________________
   (1) Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended February 29, 1996.

   (2)  Incorporated by reference to Exhibit 3.2 to the Company's
        Registration Statement on Form S-1 (No. 33-21805).

   (3) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-21805).

   (4) Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-21805).

   (5) Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-21805).

   (6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter year ended February 28, 1995.

   (7) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.

   (8) Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.

   (9) Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.

   (10) Incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995.