Form 10QSB
period 1996-08-31
EUROAMERICAN GROUP INC
filed 1996-10-21
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996.

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

        The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of October 1, 1996, was 20,498,333.

   Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                           August 31, 1996
                                                             (Unaudited)
   CURRENT ASSETS:
     Cash                                                   $  235,995
     Accounts receivable, net of allowance
       of $55,000                                              111,232
     Inventory                                                 150,451
     Foreign taxes receivable                                   12,383
     Prepaid expenses and other                                 48,269
                                                              --------
        TOTAL CURRENT ASSETS                                   558,330

   PROPERTY AND EQUIPMENT, less
    accumulated depreciation                                    87,752

   SOFTWARE DEVELOPMENT COSTS, less
    accumulated amortization                                    30,197

   DEPOSITS AND OTHER ASSETS                                    27,109
                                                              --------
            TOTAL ASSETS                                    $  703,388
                                                              ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $  868,198
     Customer deposits and unearned revenue                     54,940
     Other                                                      50,000
                                                              --------
            TOTAL CURRENT LIABILITIES                          973,138
                                                              --------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock ($.001 par value;
        2,000,000 shares authorized):
          Series A Preferred Stock (257,500
            shares issued and outstanding)
            (liquidation preference $515,000)                      257
     Common stock ($.001 par value; 35,000,000
        shares authorized; 20,498,333 shares
        issued and outstanding)                                 20,498
     Additional paid-in capital                              5,588,564
     Accumulated deficit                                    (5,745,333)
     Stock subscription receivable                             (25,000)
     Cumulative translation adjustment                        (108,736)
                                                              --------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (269,750)
                                                              --------
            TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                               $  703,388
                                                              ========



             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For The Three Months
                                                     Ended August 31,
                                                  1996              1995

   REVENUES:
     License and exchange fees                 $  320,520        $  444,130
     Net system sales                              25,446            43,693
     Other                                         11,012            10,002
                                                ---------          --------
        TOTAL REVENUES                            356,978           497,825
                                                ---------          --------

   COSTS AND EXPENSES:
     Cost of Sales:
       Market data and communication costs        343,298           348,494
       Cost of system sales                        14,121            33,657
                                                ---------         ---------
        TOTAL COST OF SALES                       357,419           382,151
                                                ---------         ---------
       Selling, general and administrative        311,107           302,214
       Research and development                    76,217            81,427
                                                ---------         ---------
        TOTAL EXPENSES                            744,743           765,792
                                                ---------         ---------
   NET (LOSS)                                  $ (387,765)       $ (267,967)
                                                =========         =========
   NET (LOSS) PER SHARE:                       $     (.02)       $     (.02)
                                                =========         =========
   WEIGHTED AVERAGE SHARES
    OUTSTANDING                                20,498,333        16,060,000
                                               ==========        ==========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    For The Three Months Ended
                                                           August 31,
                                                       1996           1995
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                       $(387,765)   $(267,967)
                                                       ---------    ---------
     Adjustments to reconcile net (loss) to
      net cash provided by (used in) operating
      activities:
     Expenses paid by issuance of options                23,000         -
     Depreciation and amortization                       51,605       61,287
     Changes in assets and liabilities:
     (Increase) decrease in:
        Inventory                                         1,485       21,346
        Accounts receivable                               4,136       13,480
        Foreign tax receivable                            4,567       (4,446)
        Prepaid and other                                13,670      (32,990)
      Increase (decrease) in:
        Accounts payable and accrued expenses            94,419     (182,964)
        Other liabilities                               (63,396)        -
                                                      ---------     --------
            Total adjustments                           129,486     (124,287)
                                                      ---------     --------
            Net cash provided by (used in)
              operating activities                     (258,279)    (392,254)
                                                      ---------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Collection of stock subscription
         receivable                                        -         250,000
                                                       --------      -------

            Net cash provided by (used in)
              financing activities                         -         250,000
                                                       --------     --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (23,350)      (5,010)
                                                       --------     --------
            Net cash (used in) investing
              activities                                (23,350)      (5,010)
                                                       --------     --------
   EFFECT OF EXCHANGE RATES ON CASH                     (39,892)      35,579
                                                       --------     --------
   NET INCREASE (DECREASE) IN CASH                     (321,521)    (111,685)

   CASH, BEGINNING OF PERIOD                            557,516      255,178
                                                       --------     --------
   CASH, END OF PERIOD                                $ 235,995    $ 143,493
                                                       ========     ========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1996
                                   (UNAUDITED)


                    Preferred Stock      Common Stock         Additional                       Stock       Cumulative
                    $.001 par value     $.001 par value       paid-in       Accumulated     Subscription   Translation
                    Number   Amount    Number      Amount     Capital       Deficit          Receivable     Adjustment     Total
 Balance,
 June 1, 1995     257,000     $257    20,498,333    $20,498  $5,565,564     $(5,357,568)     $(25,000)     $ (91,893)    $111,858

 Net loss              -        -         -            -         -            (387,765)           -             -        (387,765)

 Foreign
  currency
  translation
  adjustment           -        -         -            -         -                -               -         (16,843)      (16,843)

 Compensation          -        -         -            -        23,000            -               -             -          23,000
                 -------     ----    ----------    -------  ----------     -----------      ---------     ---------     ---------
 Balance,
 August 31,
  1996           257,500     $257    20,498,333    $20,498  $5,588,564     $(5,745,333)     $(25,000)     $(108,736)    $(269,750)
                 =======    =====    ==========     ======   =========      ==========       ========      ========      ========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet as of August 31, 1996 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the three months ended August 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1996 and for all periods presented have been made. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results for the full year ending May 31, 1997.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended May 31, 1996.

   NOTE 2 - INVENTORIES

        Inventory, consisting of electronic components, is stated at the lower of cost (FIFO) or market.

   NOTE 3 -  GOING CONCERN

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

        In June 1996, the Company was notified by AGI, its Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent. Since June 1996, virtually all of the revenues historically generated by AGI have ceased. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will equal the revenues historically generated by AGI.

        In response to the loss from operations and the loss of AGI as Italian sales agent, management has developed a plan to increase revenues, reduce expenses, and increase operating cash flow.

        In the last quarter of fiscal 1996 and first quarter of fiscal 1997, the Company entered into a sales agreement in Germany, and sales representation agreements in the Baltic States, and Lebanon. The Company is also in negotiations to replace AGI for the Italian agency and to establish sales agencies in Switzerland and Poland. Furthermore, the Company executed a sales and marketing agreement with a major worldwide provider of financial instruments. This sales and marketing agreement will initially be launched in England and could be expanded throughout Europe. These new agreements have not yet resulted in significant revenues. However, the Company expects increased sales to result from the aforementioned growth in sales representation, although these can be no assurance that this will occur.

        Throughout fiscal 1996 and continuing into fiscal 1997, the Company has focused on reducing costs. Initially these cost reductions took the form of reduced headcount, reductions in professional fees, and the utilization of the Company's proprietary ticker plant. In fiscal 1997, the Company will implement the next stage in the development of its proprietary ticker plant, through the utilization of a new satellite transmission of North American financial data to Europe replacing leased telephone lines. Commencing in November 1996, the Company's new satellite agreement for its European Downlink will provide for an approximate 25% reduction in cost as compared with the existing contract. The Company has made a study of other costs and has made further reductions in headcount and the utilization of consultants. The Company continues to seek out other cost savings opportunities. Lastly, certain officers have notified the Company of their intention of suspending from 37% to 50% of further compensation payments to them from September 1, 1996 until such time as the Company's cash flow improves. The suspension of such compensation payments is expected to be reviewed on a quarterly basis.

        The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes that additional financing will be required in the second quarter of fiscal 1997. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company. In the event that the Company is unable to secure such financing, it may need to curtail its current operations.

   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations

   Three months ended August 31, 1996 compared to the three months ended August 31, 1995

   In the first quarter of fiscal 1997 the Company reported a loss from continuing operations of $387,765 as compared with a loss of $267,967 for the comparable period of fiscal 1996.

   The Company's overall revenues decreased from $497,825 in the first quarter of fiscal 1996 to $356,978 for the comparable period in fiscal 1997, a decrease of $140,847 or 28%. The decrease in revenues in 1997 as compared with 1996 is principally due to the loss of the Company's Italian sales agent and largest customer, AGI, in June 1996.

   Overall expenses decreased from $765,792 for the first quarter of fiscal 1996 to $744,743 for the comparable period in fiscal 1997, a decrease of $21,049 or 3%. Direct expenses relating to revenues decreased by $24,732 or 6%. This decrease is primarily related to a decrease in certain costs associated with AGI which were no longer required. Selling, general and administrative expenses increased by $8,893 or 3% in the first quarter of fiscal 1997 as compared with fiscal 1996.

   In the first quarter of fiscal 1997, the Company incurred $76,217 of research and development costs as compared with approximately $81,427 in the comparable period of fiscal 1996, a $5,210 decrease or 6%.

   Financial Condition and Liquidity

   As reflected in the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficiency. The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and positive cash flow. The Company's liquidity and capital resources to date have been provided from proceeds from sales of equity and trade credit.

   In June 1996, the Company was notified by AGI, its Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent. Since June 1996, virtually all of the revenues historically generated by AGI have ceased. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will equal the revenues historically generated by AGI.

   In response to the loss from operations and the loss of AGI as Italian sales agent, management has developed a plan to increase revenues, reduce expenses, and increase operating cash flow.

   In the last quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company entered into a sales agreement in Germany, and sales representation agreements in the Baltic States, and Lebanon. The Company is also in negotiations to replace AGI for the Italian agency and to establish sales agencies in Switzerland and Poland. Furthermore, the Company executed a sales and marketing agreement with a major worldwide provider of financial instruments. This sales and marketing agreement will initially be launched in England and could be expanded throughout Europe. These new agreements have not yet resulted in significant revenues. However, the Company expects increased sales to result from the aforementioned growth in sales representation, although there can be no assurance that this will occur.

   Throughout fiscal 1996 and continuing into fiscal 1997 the Company has focused on reducing costs. Initially these cost reductions took the form of reduced headcount, reductions in professional fees, and the utilization of the Company's proprietary ticker plant. In fiscal 1997, the Company will implement the next stage in the development of its proprietary ticker plant, through the utilization of a new satellite transmission of North American financial data to Europe replacing leased telephone lines. Commencing in November 1996, the Company's new satellite agreement for its European Downlink will provide for an approximate 25% reduction in cost as compared with the existing contract. The Company has made a study of other costs and has made further reductions in headcount and the utilization of consultants. The Company continues to seek out other cost savings opportunities. Lastly, certain officers have notified the Company of their intention of suspending from 37% to 50% of further compensation payments to them from September 1, 1996 until such time as the Company's cash flow improves. The suspension of such compensation payments is expected to be reviewed on a quarterly basis.

   The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes that additional financing will be required in the second quarter of fiscal 1997. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company. In the event that the Company is unable to secure such financing, it may need to curtail its current operations.


                           PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            27   Financial Data Schedule [EDGAR version only]

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EUROAMERICAN GROUP INC.




   Date:  October 21, 1996      By: /s/Alexis Charamis
                                    Alexis Charamis, Chairman of
                                    the Board and Chief Executive Officer
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.            Description

     27              Financial Data Schedule  [EDGAR version only]