Form 10QSB
period 1996-11-30
EUROAMERICAN GROUP INC
filed 1997-01-14
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996.

   [_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______________ TO ________________.

                                         Commission file number    0-17483

                             EUROAMERICAN GROUP, INC.
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

        The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of January 14, 1997, was 21,498,333.

   Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                            November 30, 1996
                                                                (Unaudited)
   CURRENT ASSETS:
     Cash                                                        $   104,916
     Accounts receivable, net of allowance $66,000                   116,721
     Inventory                                                       128,410
     Foreign taxes receivable                                         15,902
     Prepaid expenses and other                                       29,170
                                                                 -----------
        TOTAL CURRENT ASSETS                                         395,119

   PROPERTY AND EQUIPMENT, less accumulated depreciation              76,990

   SOFTWARE DEVELOPMENT COSTS, less accumulated amortization           5,287

   DEPOSITS AND OTHER ASSETS                                          26,406
                                                                 -----------
        TOTAL ASSETS                                             $   503,802
                                                                 ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $ 1,021,153
     Notes payable                                                   120,500
     Customer deposits and unearned revenue                           23,023
     Other                                                            50,000
                                                                 -----------
        TOTAL CURRENT LIABILITIES                                  1,214,676
                                                                 -----------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock ($.001 par value; 2,000,000 shares
       authorized; 257,500 shares issued and outstanding)
       (liquidation preference $515,000)
    Common stock ($.001 par value; 35,000,000 shares                     257
       authorized; 20,498,333 shares issued and outstanding)          20,498
     Additional paid-in capital                                    5,588,564
     Accumulated deficit                                          (6,206,390)
     Stock subscription receivable                                   (25,000)
     Cumulative translation adjustment                               (88,803)
                                                                 -----------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (710,874)
                                                                 -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $   503,802
                                                                 ===========



             See Selected Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                             For The Six Months Ended           For The Three Months Ended
                                                   November 30,                       November 30,
                                             1996                 1995           1996              1995

   REVENUES:
     License and exchange fees             $  586,640        $  805,889       $  266,120       $  385,192
     Net system sales                          58,442           138,089           32,996           75,839
     Other                                     30,882            19,539           19,870            4,680
                                           ----------        ----------       ----------       ----------
        TOTAL REVENUES                        675,964           963,517          318,986          465,711
                                           ----------        ----------       ----------       ----------
   COSTS AND EXPENSES:
     Cost of Sales:
       Market data and communication costs    715,583           672,132          372,285          319,157
       Cost of system sales                    36,712            72,137           22,591           42,980
                                           ----------        ----------       ----------       ----------
        TOTAL COST OF SALES                   752,295           744,269          394,876          362,137

     Selling, general and administrative      652,927           575,397          341,820          273,003
     Research and development                 119,564           132,436           43,347           51,189
                                           ----------        ----------       ----------       ----------
        TOTAL EXPENSES                      1,524,786         1,452,102          780,043          686,329
                                           ----------        ----------       ----------       ----------
   NET  LOSS                               $ (848,822)       $ (488,585)      $ (461,057)      $ (220,618)
                                           ==========        ==========       ==========       ==========
   NET INCOME (LOSS) PER SHARE             $     (.04)       $     (.03)      $     (.02)      $     (.01)
                                           ==========        ==========       ==========       ==========
   WEIGHTED AVERAGE SHARES
    OUTSTANDING                            20,498,333        16,060,000       20,498,333       16,060,000
                                           ==========        ==========       ==========       ==========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 For The Six Months Ended
                                                       November 30,
                                                   1996                1995

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                  $  (848,822)      $(488,585)
                                                  ----------        --------
     Adjustments to reconcile net (loss)
       to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                89,448         105,443
         Expenses paid by issuance of options         23,000            -
     Changes in assets and liabilities:
       (Increase) decrease in:
         Inventory                                    32,528          24,965
         Accounts receivable                           5,091           6,325
         Foreign tax receivable                        1,871          14,437
         Prepaid and other                            35,863         (31,940)
       Increase (decrease) in:
         Accounts payable and accrued expenses       212,519        (314,728)
         Other liabilities                          (104,194)         16,960
                                                  ----------       ---------
             Total adjustments                       296,126        (178,538)
                                                  ----------       ---------
             Net cash provided by (used in)
               operating activities                 (552,696)       (667,123)
                                                  ----------       ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                     120,500            -
     Proceeds from sale of Preferred Stock             -             335,000
     Collection of stock subscription
         receivable                                    -             250,000
                                                  ----------       ---------
             Net cash provided by financing
               activities                            120,500         585,000
                                                  ----------       ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                            (18,007)         (5,900)
                                                  ----------       ---------

   EFFECT OF FOREIGN EXCHANGE RATES ON
     CASH                                             (2,397)         19,664
                                                  ----------       ---------
   NET (DECREASE) IN CASH                           (452,600)        (68,359)

   CASH, BEGINNING OF PERIOD                         557,516         255,178
                                                  ----------       ---------
   CASH, END OF PERIOD                           $   104,916       $ 186,819
                                                  ==========       =========


             See Selected Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE SIX MONTHS ENDED  NOVEMBER 30, 1996
                                                             (UNAUDITED)

                       Preferred Stock     Common Stock
                       $.001 par value     $.001 par value    Additional                     Stock       Cumulative
                                                                paid-in                  Subscription    Translation
                       Number    Amount    Number    Amount     Capital      Deficit      Receivable     Adjustment      Total

   Balance,
    June 1, 1996      257,500    $ 257  20,498,333   $20,498  $5,565,564   $(5,357,568)    $(25,000)     $(91,893)    $ 111,858

   Net loss               -         -          -         -           -        (848,822)         -             -        (848,822)

   Foreign
    currency
    translation
    adjustment            -         -          -         -           -             -            -           3,090         3,090

   Compensation           -         -          -         -        23,000           -            -             -          23,000
                      -------    -----  ----------   -------   ---------     ---------     --------      --------      --------
   Balance,
    November 30,
    1996              257,500     $257  20,498,333   $20,498  $5,588,564   $(6,206,390)    $(25,000)     $(88,803)    $(710,874)
                      =======    =====  ==========   =======  ==========   ===========     ========      ========     =========



             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet as of November 30, 1996 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the six months ended November 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1996 and for all periods presented have been made. The results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results for the full year ending May 31, 1997.

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

   NOTE 3 - NOTES PAYABLE

        In November 1996, certain Stockholders and Directors lent the Company $120,500. These loans bear interest at 9% per annum. Interest is payable in either cash or in the Company's common stock (valued at $.10 per share). The loans are repayable the earlier of ninety (90) days after the origination of the loan or the closing of any debt or equity offering of $500,000. The notes are convertible at the option of the holder at a rate of $.10 per share.

   NOTE 4 - GOING CONCERN

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

        In June 1996, the Company was notified by AGI, its Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent. Since July 1996, virtually all of the revenues historically generated by AGI have ceased. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will equal the revenues historically generated by AGI.

        In response to the loss from operations and the loss of AGI as Italian sales agent, management has developed a plan to increase revenues, reduce expenses, and increase operating cash flow.

        In the last quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company entered into a sales agreement in Germany, and sales representation agreements in the Baltic States, and Lebanon. The Company is also in negotiations to replace AGI for the Italian agency and to establish sales agencies in Switzerland and Poland. Furthermore, the Company executed a sales and marketing agreement with a major worldwide provider of financial instruments. This sales and marketing agreement will initially be launched in England and could be expanded throughout Europe. These new agreements have not yet resulted in significant revenues. However, the Company expects increased sales to result from the aforementioned growth in sales representation commencing in July 1997, although there can be no assurance that this will occur.

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

        The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes that additional financing will be required by the end of the third quarter of fiscal 1997. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company. In the event that the Company is unable to secure such financing, it may need to curtail its current operations.

   NOTE 5 - SUBSEQUENT EVENT

        In January 1997, the Company received $100,000 upon the issuance of 1,000,000 shares of common stock to a private investor.


   Item 2

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations

   Six months ended November 30, 1996 compared to the six months ended November 30, 1995

   Through the second quarter of fiscal 1997 the Company reported a loss from continuing operations of $848,822 as compared with a loss $488,585 for the comparable period of fiscal 1996.

   The Company's overall revenues decreased from $963,517 through the second quarter of fiscal 1996 to $675,964 for the comparable period in fiscal 1997, a decrease of $287,553 or 30%. The decrease in revenues in 1997 as compared with 1996 is principally due to the loss of the Company's Italian sales agent and largest customer AGI in June 1996. Furthermore, the Company continues to face increased competition resulting in a reduced license fee pricing structure and lower average per terminal pricing.

   Overall expenses increased from $1,452,102 through the second quarter of fiscal 1996 to $1,524,786 for the comparable period in fiscal 1997, an increase of $72,684 or 5%. Direct expenses relating to revenues increased by $8,026 or 1%. This increase resulted from increased costs associated with the introduction of the London Stock Exchange Service offset by savings associated with the AGI termination. Selling, general and administrative expenses increased by $77,530 or 13% through the second quarter of fiscal 1997 as compared with fiscal 1996.

   Through the second quarter of fiscal 1997, the Company incurred $119,564 of research and development costs as compared with approximately $132,436 in the comparable period of fiscal 1996, a $12,872 decrease or 10%.

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

   In June 1996, the Company was notified by AGI, its Italian sales agent and largest customer, that it would no longer continue as the Company's Italian sales agent. Since July 1996, virtually all of the revenues historically generated by AGI have ceased. The Company is currently seeking a new sales agent in Italy, although there can be no assurance that it will be successful in entering into a new agency relationship in Italy or that revenues from a new Italian sales agent will equal the revenues historically generated by AGI.

   In response to the loss from operations and the loss of AGI as Italian sales agent, management has developed a plan to increase revenues, reduce expenses, and increase operating cash flow.

   In the last quarter of fiscal 1996 and the first quarter of fiscal 1997, the Company entered into a sales agreement in Germany, and sales representation agreements in the Baltic States, and Lebanon. The Company is also in negotiations to replace AGI for the Italian agency and to establish sales agencies in Switzerland and Poland. Furthermore, the Company executed a sales and marketing agreement with a major worldwide provider of financial instruments. This sales and marketing agreement will initially be launched in England and could be expanded throughout Europe. These new agreements have not yet resulted in significant revenues. However, the Company expects increased sales to result from the aforementioned growth in sales representation commencing in July 1997, although there can be no assurance that this will occur.

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

   The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. On January 9, 1997, the Company announced that it closed a $100,000 private placement of 1,000,000 shares of its common stock to a private investor. Additionally, certain stockholders and officers advanced the Company approximately $100,000. These funds will be used to meet the Company's short-term working capital requirements. In addition to the foregoing, management believes that additional financing will be required during fiscal 1997. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company. In the event that the Company is unable to secure such financing, it may need to curtail its current operations.


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


                                   EUROAMERICAN GROUP, INC.




   Date:  January 14, 1997         By:  /s/Alexis Charamis
                                        Alexis Charamis, Chairman of
                                        the Board and Chief Executive Officer
                                        and Chief Financial Officer

                              EXHIBIT INDEX

     Exhibit No.         Description

         27            Financial Data Schedule [EDGAR version only]