Form 10QSB
period 1997-02-28
EUROAMERICAN GROUP INC
filed 1997-04-21
CIK 832443

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997.

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

        The number of shares outstanding of the Issuer's Common Stock, par value $.001 per share, as of February 28, 1997, was 21,598,333.

   Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

   ITEM 1.  Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                  ASSETS

                                                          February 28, 1997
                                                             (Unaudited)
   CURRENT ASSETS:
     Cash                                                      $    22,648
     Accounts receivable, net of allowance of $63,000              121,242
     Inventory                                                     121,744
     Foreign taxes receivable                                       18,895
     Prepaid expenses and other                                     82,878
                                                                 ---------
        TOTAL CURRENT ASSETS                                       367,407

   PROPERTY AND EQUIPMENT, less accumulated depreciation            58,858

   SOFTWARE DEVELOPMENT COSTS, less accumulated
        amortization                                                 8,832

   DEPOSITS AND OTHER ASSETS                                        24,757
                                                                 ---------
             TOTAL ASSETS                                      $   459,854
                                                                 =========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $ 1,080,993
     Notes payable                                                 120,500
     Customer deposits and unearned revenue                         39,053
     Other                                                          25,356
                                                                 ---------
             TOTAL CURRENT LIABILITIES                           1,265,902
                                                                 ---------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock ($.001 par value; 2,000,000 shares
       authorized):
         Series A Preferred Stock (257,500 shares issued
           and outstanding) (liquidation preference
           $515,000)                                                   257
         Series B Non-Voting Convertible Preferred Stock
           (10,000 shares issued and outstanding)                       10
     Common stock ($.001 par value; 35,000,000 shares
       authorized; 21,598,333 shares issued and
       outstanding)                                                 21,598
     Additional paid-in capital                                  5,887,454
     Accumulated deficit                                        (6,645,267)
     Cumulative translation adjustment                             (45,100)
     Stock subscription receivable                                 (25,000)
                                                                 ---------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (806,048)
                                                                 ---------
             TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                 $   459,854
                                                                 =========

             See Selected Notes to Consolidated Financial Statements

                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                          For The Nine Months          For The Three Months
                                           Ended February 28,            Ended February 28,
                                          1997          1996            1997           1996

   REVENUES:
     License and exchange fees       $   833,585     $ 1,207,660    $   246,945    $   401,771
     Net system sales                     81,889         135,083         23,447          3,006
     Other                                37,134          32,147          6,252          6,596
                                      ----------      ----------     ----------     ----------
        TOTAL REVENUES                   952,608       1,374,890        276,644        411,373
                                      ----------      ----------     ----------     ----------

   COSTS AND EXPENSES:
     COST OF SALES:
     Market data and communication
       costs                           1,094,943       1,038,690        379,360        366,558
     Cost of system sales                 49,105          94,815         12,393         22,678
                                      ----------      ----------     ----------     ----------
        TOTAL COST OF SALES            1,144,048       1,133,505        391,753        389,236

     Selling, general and
        administrative                   937,701         915,412        284,774        340,015
     Research and development            158,558         185,401         38,994         52,965
                                      ----------      ----------     ----------     ----------
        TOTAL COSTS AND EXPENSES       2,240,307       2,234,318        715,521        782,216
                                      ----------      ----------     ----------     ----------
   NET (LOSS)                        $(1,287,699)    $  (859,428)   $  (438,877)   $  (370,843)
                                      ==========      ==========     ==========     ==========
   (LOSS) PER SHARE                  $      (.06)    $      (.05)   $      (.02)   $      (.02)
                                      ==========      ==========     ==========     ==========

   WEIGHTED AVERAGE SHARES
      OUTSTANDING                     20,620,555      16,060,000     20,864,999     16,060,000
                                      ==========      ==========     ==========     ==========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                   For Nine Months Ended
                                                         February 28,
                                                    1997           1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                 $(1,287,699)    $(859,428)
                                                 ----------      --------
   Adjustments to reconcile net (loss) to
    net cash provided by (used in) operating
    activities:
       Depreciation and amortization                100,942       157,517

   Changes in operating assets and liabilities:
     (Increase) decrease in:
        Inventory                                    30,497        37,003
        Accounts receivable                         (11,244)      (41,856)
        Foreign taxes receivable                     (3,025)       46,738
        Prepaid and other                           (25,178)      (19,647)
      Increase (decrease) in:
        Accounts payable and accrued expenses       381,523      (223,047)
        Other liabilities                          (106,045)        7,986
                                                  ---------      --------
             TOTAL ADJUSTMENTS                      367,470       (35,306)
                                                  ---------      --------

   NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                    (920,229)     (894,734)
                                                  ---------      --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common and
       preferred stock                              300,000       489,981
     Proceeds from notes payable                    120,500          -
     Collection of stock subscription
       receivable                                      -          250,000
                                                  ---------      --------
   NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                  420,500       739,981
                                                  ---------      --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (21,346)      (17,581)
                                                  ---------      --------
   NET CASH (USED IN) INVESTING
        ACTIVITIES                                  (21,346)      (17,581)
                                                  ---------      --------
   EFFECT OF FOREIGN EXCHANGE RATES
        ON CASH                                     (13,793)          736
                                                  ---------      --------
   NET (DECREASE) IN CASH AND
        CASH EQUIVALENTS                           (534,868)     (171,600)

   CASH AND CASH EQUIVALENTS, BEGINNING
        OF PERIOD                                   557,516       255,178
                                                  ---------      --------
   CASH AND CASH EQUIVALENTS, END
        OF PERIOD                               $    22,648     $  83,578
                                                  =========      ========


             See Selected Notes to Consolidated Financial Statements


                                              EUROAMERICAN GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997
                                                             (UNAUDITED)



                    Preferred Stock        Common Stock
                    $.001 par value       $.001 par value     Additional               Cumulative      Stock
                                                               paid-in                 Translation   Subscription
                    Number  Amount     Number     Amount       Capital       Deficit    Adjustment     Receivable      Total

   Balance,
    June 1, 1996    257,500  $ 257   20,498,333   $20,498     $5,565,564  $(5,357,568)   $(91,893)      $(25,000)   $   111,858

   Net loss            -        -        -        -            -         (1,287,699)      -              -         (1,287,699)

   Foreign
    currency
    translation
    adjustment         -        -        -        -            -             -           46,793          -             46,793

   Issuance of
    common
    stock              -       -      1,100,000     1,100        148,900       -             -             -            150,000

   Issuance of
    preferred
    stock            10,000     10       -        -            149,990       -             -             -            150,000

   Compensation        -        -        -        -             23,000       -             -             -             23,000
                    -------   ----   ----------   -------     ----------  -----------    --------       --------    -----------
   Balance,
    February 28,
    1997            267,500   $267   21,598,333   $21,598     $5,887,454  $(6,645,267)   $(45,100)      $(25,000)   $  (806,048)
                    =======   ====   ==========   =======     ==========  ===========    ========       ========    ===========


             See Selected Notes to Consolidated Financial Statements

                    EUROAMERICAN GROUP, INC. AND SUBSIDIARIES

               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated balance sheet as of February 28, 1997 and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the nine months ended February 28, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1997 and for all periods presented have been made. The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results for the full year ending May 31, 1997.

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

   NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

        In January 1997, the Company received $100,000 upon the issuance of 1,000,000 shares of common stock to a private investor. Also in January 1997, the Company issued 100,000 shares of common stock previously sold to a private investor for $50,000.

        In February 1997, the Company issued 10,000 shares of its newly designated Series B Non-Voting Convertible Preferred Stock (the "Series B Preferred Stock") to a private investor for $150,000.

        The Company's Board of Directors has designated 250,000 of its preferred shares as Series B Preferred Stock. The Series B Preferred Stock is non-voting, has no specified dividend and is convertible on January 31, 2000 into the Company's common stock at the rate of 1 Series B Preferred Share for 100 shares of common stock. The Series B Preferred Stock ranks pari pasu with the Company's common stock as to rights upon liquidation.

   NOTE 5 - GOING CONCERN

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

        The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes that additional financing will be required in the fourth quarter of fiscal 1997. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company. In the event that the Company is unable to secure such financing, it may need to curtail its current operations.

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Nine months ended February 28, 1997 compared to the nine months ended February 28, 1996

   Through the third quarter of fiscal 1997 the Company reported a loss from continuing operations of $1,287,699 as compared with a loss $859,428 for the comparable period of fiscal 1996.

   The Company's overall revenues decreased from $1,374,890 through the third quarter of fiscal 1996 to $952,608 for the comparable period in fiscal 1997, a decrease of $422,282 or 31%. The decrease in revenues in 1997 as compared with 1996 is principally due to the loss of the Company's Italian sales agent and largest customer AGI in June 1996. Furthermore, the Company continues to face increased competition resulting in a reduced license fee pricing structure and lower average per terminal pricing.

   Overall expenses increased from $2,234,318 through the third quarter of fiscal 1996 to $2,240,307 for the comparable period in fiscal 1997, an increase of $5,989. Direct expenses relating to revenues increased by $10,543. Selling, general and administrative expenses increased by $22,289 or 2% through the second quarter of fiscal 1997 as compared with fiscal 1996.

   Through the third quarter of fiscal 1997, the Company incurred $158,558 of research and development costs as compared with $185,401 in the comparable period of fiscal 1996, a $26,843 decrease or 14%.

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

   The Company's continued existence is dependent upon its ability to achieve and maintain positive cash flow. Management believes that additional financing will be required in the fourth quarter of fiscal 1997. There can be no assurance such financing will be obtained or that such financing will have terms favorable to the Company. In the event that the Company is unable to secure such financing, it may need to curtail its current operations.

                          PART II I- OTHER INFORMATION


   ITEM 2.  Changes in Securities

         On January 7, 1997, the Company sold 1,000,000 shares of its Common Stock, par value $.001 per share, to a private investor for an aggregate of $100,000 in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         On February 13, 1997, the Company sold 10,000 shares of its Series B Non-Voting Convertible Preferred Stock to a private investor for an aggregate of $150,000 in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


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


                                   EUROAMERICAN GROUP, INC.




   Date:  April 18, 1997           By:  /s/Alexis Charamis
                                        Alexis Charamis, Chairman of
                                        the Board and Chief Executive Officer
                                        and Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit No.       Description

     27           Financial Data Schedule [EDGAR version only]